Form 10-Q
period 1995-03-31
C M LIFE INSURANCE CO
filed 1995-05-11
CIK 883232

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                       For Quarter Ended   March 31, 1995
                                         ----------------

                        Commission File Number  33-85988
                                               ---------



                          C.M. LIFE INSURANCE COMPANY
                          ---------------------------

             (Exact name of registrant as specified in its charter)


           Connecticut                                    06-1041383
           -----------                                    ----------

        (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                Identification No.)


                 140 Garden Street, Hartford, Connecticut 06154
                 ----------------------------------------------

                    (Address of principal executive offices)
                                   (Zip Code)
                                 (203) 987-6500
                                 --------------

              (Registrant's telephone number, including area code)


                                      None
                                      ----

                    (Former name, former address and former
                   fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             (1) Yes   X     No
                                     -----       --

                             (2) Yes   X     No
                                     -----       --



Registrant has 12,500 shares of common stock outstanding on March 31, 1995, all of which are owned by Connecticut Mutual Life Insurance Company.

                          C.M. LIFE INSURANCE COMPANY


                                     INDEX



PART I:   Financial Information
          ---------------------



          Item 1:
          Financial Statements:*

                   Balance Sheet -
                     March 31, 1995 and December 31, 1994  .  .  .3

                   Statement of Operations -
                     Three Months Ended
                     March 31, 1995 and 1994    .  .  .  .  .  .  4

                   Statement of Stockholder's Equity -
                     Three Months Ended
                     March 31, 1995 and 1994    .  .  .  .  .  .  5

                   Statement of Cash Flows -
                     Three Months Ended
                     March 31, 1995 and 1994    .  .  .  .  .  .  6

                   Notes to Financial Statements  .  .  .  .  .  .7

          Item 2:
          Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations .  .  .  .  .  .  .  .  .  .  .  .  .8


PART II:  Other Information
          -----------------
          Item 3:  Not applicable.

          Item 4:  Not applicable.

          Item 5:  Not applicable.

          Item 6:  Financial Datat Schedule.


* The balance sheet at December 31, 1994 has been taken from the audited financial statements at that date. All other statements are unaudited.

C.M. LIFE INSURANCE COMPANY
BALANCE SHEETS
($ IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                        (see NOTE)
                                   March 31, 1995    December 31, 1994
                                   --------------   ------------------

ASSETS:
Investments:
Fixed maturities at cost                 $745,486             $717,291
Equity securities at cost                       -                1,815
Mortgage loans on real estate at           41,609               42,038
net realizable value
Real estate at cost                         1,885                1,897
Policy loans at outstanding               116,442              109,720
balance
Cash and cash equivalents                   2,048                3,025
                                   --------------   ------------------


Total investments                         907,470              875,786
                                   --------------   ------------------


Accrued investment income                  16,634               14,023
Accounts receivable                         4,886                5,330
Amounts due from reinsurers                 1,120                1,162
Other assets                                1,822                2,318
Assets of Separate Account                349,028              309,672
                                   --------------   ------------------


TOTAL ASSETS                           $1,280,960           $1,208,291
                                   --------------   ------------------


LIABILITIES AND STOCKHOLDER'S
EQUITY:
Liabilities:
Future policy benefits                   $771,904             $751,808
Policy claims and benefits
currently payable                           2,084                1,772
Indebtedness to related parties             6,791                6,965
Federal income tax payable                  4,971                2,446
Asset valuation reserve                     7,917                6,640
Other liabilities                          12,183                7,906
Other deposits                             35,098               31,690
Transfers due from Separate              (15,846)             (14,445)
Account
Liabilities of Separate Account           349,028              309,672
                                   --------------   ------------------


Total liabilities                       1,174,130            1,104,454
                                   --------------   ------------------


STOCKHOLDER'S EQUITY:
Common stock, $200 par value -
     50,000 shares authorized,
     12,500 shares issued and               2,500                2,500
oustanding
Additional paid-in capital                 43,759               43,759
Retained earnings                          60,571               57,578
                                   --------------   ------------------


Total stockholder's equity                106,830              103,837
                                   --------------   ------------------


TOTAL LIABILITIES AND
 STOCKHOLDER'S EQUITY                  $1,280,960           $1,208,291
                                   ==============   ==================

NOTE: The Balance Sheet at December 31, 1994 has been taken from the audited financial statements at that date.

The accompanying notes are an integral part of these unaudited financial statements.
3

C.M. LIFE INSURANCE COMPANY
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
($ IN THOUSANDS)
                                                     1995          1994
                                                  ----------    ----------

REVENUES:
  Premiums and annuity considerations                 $36,801      $25,696
  Less:  reinsurance ceded                           (14,206)     (14,906)
                                                     ---------     -------

      Net premiums and annuity considerations          22,595       10,790

  Net investment income                                16,189       14,641
  Net realized capital losses
  on investments                                        (252)          (2)
  Other income                                            349          147
                                                       ------        -----

       Total revenues                                  38,881       25,576

BENEFITS, LOSSES AND EXPENSES:
  Benefits, claims and settlement expenses             37,363       22,085
  Acquisition and insurance expenses                    6,521        5,038
  Other expenses                                        1,199        1,505
  Less:  reinsurance benefits and expenses           (13,106)     (11,275)
                                                     ---------     -------

       Total benefits, losses and expenses             31,977       17,353
                                                     ---------     --------

       Income before income tax expense                 6,904        8,223

FEDERAL INCOME TAX EXPENSE                              2,680        3,268
                                                      --------      -------


     NET INCOME                                        $4,224       $4,955
                                                     =========     ========















The accompanying notes are an integral part of these unaudited financial statements.
4

C.M. LIFE INSURANCE COMPANY
STATEMENTS OF STOCKHOLDER'S EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
($ IN THOUSANDS)


                                          1995         1994
                                       ----------   -----------

Common Stock                              $2,500         $2,500
Additional Paid-in Capital                43,759         43,759

Retained Earnings
Balance, beginning of year                57,578         41,639
Net income                                 4,224          4,955
Change in asset valuation reserve        (1,276)        (1,721)
Change in nonadmitted assets                  45            497
                                       ---------    -----------

Balance, end of period                    60,571         45,370
                                       ---------    -----------


TOTAL STOCKHOLDER'S EQUITY              $106,830        $91,629
                                       =========    ===========




















The accompanying notes are an integral part of these unaudited financial statements.
5

C.M. LIFE INSURANCE COMPANY
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
($ IN THOUSANDS)

                                                 1995         1994
                                             ------------   ---------

CASH PROVIDED:

Premiums and annuity considerations,
  net of reinsurance                              $22,932    $11,166
Other deposits                                     30,339     58,358
Net investment income                              14,211     13,567
Commission and expense allowance and
  reserve adjustment on reinsurance ceded           4,917      5,959
                                             ------------   --------

                                                   72,399     89,050

Benefits and interest to policyholders
 and beneficiaries, net of reinsurance           (12,873)    (9,528)
Acquisition and insurance expenses,
 net of reinsurance                               (7,503)    (5,912)
Transfers to Separate Account                    (21,885)   (53,050)
Other payments, net                               (4,101)    (7,498)
Net cash provided by operations                    26,037     13,062
                                             ------------   --------


Proceeds from the the disposition of
     fixed maturities and mortgage loans on
     real estate                                  121,889     58,119
                                             ------------   --------

      Total cash provided                         147,926     71,181
                                             ------------   --------


CASH APPLIED:

Purchases of fixed maturities                     148,896     66,457
Other applications                                      7        709
                                             ------------   --------

     Total cash applied                           148,903     67,166
                                             ------------   --------


Net increase (decrease) in cash and cash
     equivalents                                    (977)      4,015

CASH AND CASH EQUIVALENTS:

     Beginning of year                              3,025      5,589
                                             ------------   --------


     End of period                                 $2,048     $9,604
                                             ============   ========


The accompanying notes are an integral part of these unaudited financial statements.
6

C.M. LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1995 AND 1994
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

1. General:
   -------


    C.M. Life Insurance Company (C.M. Life) is a wholly owned stock life insurance subsidiary of Connecticut Mutual Life Insurance Company (Connecticut Mutual). In the opinion of C.M. Life these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 1995 and December 31, 1994, the results of its operations for the three months ended March 31, 1995 and 1994, and its cash flows for the three months ended March 31, 1995 and 1994.

    C.M. Life's financial statements have been prepared in conformity with accounting practices and procedures of the National Association of Insurance Commissioners (NAIC) as prescribed or permitted by the Insurance Department of the State of Connecticut, which are considered to be generally accepted accounting principles for wholly owned stock life insurance subsidiaries of mutual life insurance companies.

    The Financial Accounting Standards Board (FASB) has issued an interpretation declaring that financial statements of mutual life insurance companies, and their wholly owned subsidiaries, which are prepared on the basis of statutory accounting principles, will no longer be considered to be in conformity with GAAP. This interpretation applies to financial statements issued for fiscal years beginning after December 15, 1995. Certain accounting principles for mutual life insurance companies, which will be required to be in compliance with GAAP, were also issued by the FASB and the American Institute of Certified Public Accountants in January 1995. The financial statement impact of adopting these accounting principles has not been determined by the Company. The effect of initially adopting the FASB interpretation shall be reported retroactively through restatement of all previously issued financial statements presented for comparative purposes for fiscal years beginning after December 15, 1992.

2.  Related Party Transactions:
    --------------------------


    The Parent, Connecticut Mutual, allocates certain expenses to C.M. Life for providing operating facilities, human resources, computer software development and managerial services. Total expenses allocated to C.M. Life were approximately $4,121 and $3,865 for the three month period ended March 31, 1995 and 1994.

3.  Net Investment Income:
    ---------------------

    Net investment income is comprised of the following:

                                            Three Months Ended
                                                 March 31,
                                          ----------------------

                                             1995         1994
                                          ----------   ----------

Fixed Maturities                             $13,451     $11,454
Mortgage loans on real estate                    762       1,269
Policy loans                                   2,277       1,898
Amortization of IMR                            (436)         234
Other                                            301         401
                                          ----------   ---------

    Total Investment Income                   16,355      15,256
Less: Applicable investment expense              166         615
                                          ----------   ---------

Net Investment Income                        $16,189     $14,641
                                          ==========   =========

7

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


    Results of Operations (dollar amounts in thousands)
    ---------------------------------------------------


    Three Months Ended March 31, 1995 Compared with 1994
    ----------------------------------------------------


    For the three months ended March 31, 1995, C.M. Life had net income of $4,224 as compared with net income of $4,955 for the same period in 1994. The decrease in net income of $731 was attributable to increases in benefits, claims and settlement expense, as well as acquisition and insurance expenses partially offset by increases in premiums, decreased reinsurance benefits, and increased net investment income.

    Premiums and annuity considerations before reinsurance premiums ceded, increased $11,105 to $36,801 in 1995 from $25,696 in 1994.
    Premiums for CM Windows, a single premium deferred annuity, increased $12,050 to $12,250 in 1995. Premiums for life insurance products decreased $945 to $24,551 in 1995 from $25,496 in 1993, due primarily to lower universal life and executive benefit life premiums.

    Reinsurance premiums ceded decreased by $700 in 1995. The decrease is attributable to the decrease in direct universal life premiums.

    Net investment income increased by $1,548 over 1994; this increase was attributable to increased invested assets and policy loans as well as a decrease in applicable investment expenses and higher interest rates.

    Benefits, claims and settlement expenses, before reinsurance
    benefit reimbursements increased by $15,278 from 1994.   The
    increase was primarily attributable to an increase in reserves for future policy benefits of $11,852, an increase in death claimes of $2,346, increases in other benefits of $708, and increased ceded reserves for future policy benefits of $969, partially offset by decreased surrenders of $597.

    Acquisition and insurance expenses before reinsurance commissions and expense reimbursements increased by $1,483 from 1994 due to increases in commissions as well as an increase in operating expenses allocated from Connecticut Mutual due to the increase in premium and annuity consideration.

    Income tax expense decreased by $588 from 1994. Taxable income decreased by $1,825 for the three months ended March 31, 1995 compared with the same period in 1994. C.M. Life's Federal income tax expense is based on income which is currently taxable. The difference between pre-tax book income and taxable income are primarily taxable deferred acquisition costs, and other book/tax differences associated with gross investment income.

    Liquidity and Capital Resources
    -------------------------------


    C.M. Life's operations have historically provided substantial cash flow. The majority of the Company's cash is invested in investment-grade securities to provide ample protection for policyholders. The liabilities of the Company are predominantly long-term in nature and, therefore, the Company invests in long-term fixed maturity investments such as bonds.

    C.M. Life's liquidity requirements were met by funds provided from operations and investment activity. The primary uses of funds were to purchase investments and to pay commissions, insurance operating expenses and policy benefits.

    Funds necessary to meet the capital requirements of all states in which C.M. Life does business have been provided principally from Connecticut Mutual's operations and investment activity.

    Segment Information
    -------------------


    During 1995 and 1994, C.M. Life's operations consisted of one business segment which was principally the sale of universal life insurance and annuity products. C.M. Life was not dependent upon any single customer and no single customer accounted for more than 10% of revenues in 1995 and 1994.

    Reserves
    --------

    In accordance with the life insurance laws and regulations under which C.M. Life operates, it is obligated to carry on its books, as liabilities, actuarially determined reserves to meet its obligations on outstanding contracts. Reserves are based on mortality tables in general use in the United States and are computed to equal amounts that, with additions from premiums to be received, and with interest on such reserves computed annually at certain assumed rates, will be sufficient to meet C.M. Life's policy obligations at their maturities or in the event of an insured's death. In the accompanying financial statements, these reserves are determined in accordance with statutory regulations which are generally accepted accounting principles for wholly owned stock life insurance subsidiaries of mutual life insurance companies.

    Competition
    -----------


   C.M. Life is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities marketing insurance products comparable to those of C.M. Life. Mortality fees for Panorama Plus, the Company's variable annuity product, are among the lowest in the industry.

    There are approximately 2,000 stock, mutual and other types of insurers in the life insurance business in the United States according to the American Council of Life Insurance. According to the most recent Best's Review, Life-Health Edition, as of December 31, 1993, Connecticut Mutual, C.M. Life's parent, ranked 30th among all life insurance companies in the United States based on total assets. As of March 31, 1995, Best's Insurance Reports, Life-Health Edition, 1994, had assigned Connecticut Mutual and C.M. Life an A (excellent) rating .

    Transactions with Connecticut Mutual
    ------------------------------------


    Connecticut Mutual allocates certain expenses to C.M. Life for providing operating facilities, human resources, computer software development and managerial services. Total expenses allocated to C.M. Life for the three month period ended March 31st were approximately $4,121 and $3,865 in 1995 and 1994, respectively.

    Regulation
    ----------

    Currently, the Federal government does not directly regulate the business of insurance. However, Federal legislative, regulatory and judicial decisions and initiatives often have significant effects on C.M. Life's business. Types of changes that are most likely to affect C.M. Life's business include changes to: (a) the taxation of life insurance companies; (b) the tax treatment of insurance products; (c) the securities laws, particularly as they relate to insurance and annuity products; (d) the "business of insurance" exemption from any of the provisions of the anti-trust laws; and (e) declining barriers which prevent most banks from selling or underwriting insurance. C.M. Life could also be affected by federal initiatives that have impact on the ownership of or investment in United States companies by foreign companies or investors.

                                   SIGNATURES






     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


C.M. Life Insurance Company


Date May 5, 1995
     -----------

s/ David E. Sams, Jr.
- - ---------------------


David E. Sams

Director and President




Date May 5, 1995
     -----------

s/ J. Brinke Marcuccilli
- - ------------------------


J. Brinke Marcuccilli

Director and Chief Financial Officer