Form 10-Q
period 1995-06-30
C M LIFE INSURANCE CO
filed 1995-08-14
CIK 883232

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                       For Quarter Ended   June 30, 1995
                                         ---------------

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




Registrant has 12,500 shares of common stock outstanding on June 30, 1995, all of which are owned by Connecticut Mutual Life Insurance Company.

                          C.M. LIFE INSURANCE COMPANY


                                     INDEX



PART I:   Financial Information
          ---------------------



          Item 1:
          Financial Statements:*

                   Balance Sheet -
                     June 30, 1995 and December 31, 1994  .  .  .3

                   Statement of Operations -
                     Three Months Ended
                     June 30, 1995 and 1994    .  .  .  .  .  .  4

                   Statement of Operations -
                     Six Months Ended
                     June 30, 1995 and 1994    .  .  .  .  .  .  5

                   Statement of Stockholder's Equity -
                     Six Months Ended
                     June 30, 1995 and 1994    .  .  .  .  .  .  6

                   Statement of Cash Flows -
                     Six Months Ended
                     June 30, 1995 and 1994    .  .  .  .  .  .  7

                   Notes to Financial Statements.  .  .  .  .   .8

          Item 2:
          Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations. .  .  .  .  .  .  .  .  .  .  .    9


PART II:  Other Information
          -----------------


          Item 3:  Not applicable.

          Item 4:  Not applicable.

          Item 5:  Not applicable.

          Item 6:  Financial Data Schedule.


* The balance sheet at December 31, 1994 has been taken from the audited financial statements at that date. All other statements are unaudited.

C.M. LIFE INSURANCE COMPANY
BALANCE SHEETS
($ IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                        (see NOTE)
                                   June 30, 1995    December 31,1994
                                   --------------   -----------------

ASSETS:
Investments:
Fixed maturities at cost                $723,307             $717,291
Equity securities at cost                 56,034                1,815
Mortgage loans on real estate
     at net realizable value              34,240               42,038
Real estate at cost                        1,869                1,897
Policy loans at outstanding
     balance                             118,882              109,720
Cash and cash equivalents                  6,345                3,025
                                   -------------    -----------------


Total investments                        940,677              875,786
                                   -------------    -----------------


Accrued investment income                 14,916               14,023
Accounts receivable                        3,644                5,330
Federal income tax receivable              2,431                    -
Amounts due from reinsurers                1,743                1,162
Other assets                               2,599                2,318
Assets of Separate Account               408,879              309,672
                                   -------------    -----------------


TOTAL ASSETS                          $1,374,889           $1,208,291
                                   -------------    -----------------


LIABILITIES AND STOCKHOLDER'S
EQUITY:
Liabilities:
Future policy benefits                  $790,747             $751,808
Policy claims and benefits
     currently payable                     1,029                1,772
Indebtedness to related parties           24,513                6,965
Federal income tax payable                     -                2,446
Asset valuation reserve                   12,655                6,640
Other liabilities                          7,513                7,906
Other deposits                            41,334               31,690
Transfers due from Separate
     Account                            (18,148)             (14,445)
Liabilities of Separate Account          408,879              309,672
                                   -------------    -----------------


Total liabilities                      1,268,522            1,104,454
                                   -------------    -----------------


STOCKHOLDER'S EQUITY:
Common stock, $200 par value -
     50,000 shares authorized,
     12,500 shares issued and
     oustanding                            2,500                2,500
Additional paid-in capital                43,759               43,759
Retained earnings                         60,108               57,578
                                   -------------    -----------------


Total stockholder's equity               106,367              103,837
                                   -------------    -----------------


TOTAL LIABILITIES AND
 STOCKHOLDER'S EQUITY                 $1,374,889           $1,208,291
                                   =============    =================

NOTE: The Balance Sheet at December 31, 1994 has been taken from the audited financial statements at that date.

The accompanying notes are an integral part of these unaudited financial statements.
3

C.M. LIFE INSURANCE COMPANY
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
 ($ IN THOUSANDS)


                                                  1995          1994
                                                ---------     ---------

REVENUES:
  Premiums and annuity considerations              $32,233       $22,102
  Less:  reinsurance ceded                        (12,291)      (13,339)
                                                ----------    ----------

      Net premiums and annuity considerations        19,942         8,763

  Net investment income                              17,283        15,126
  Net realized capital losses
        on investments                                (121)             -
  Other income                                          398           240
                                                   --------      --------

       Total revenues                                37,502        24,129

BENEFITS, LOSSES AND EXPENSES:
  Benefits, claims and settlement expenses           35,753        20,164
  Acquisition and insurance expenses                 12,655         4,435
  Other expenses                                      1,317           811
  Less:  reinsurance benefits and expenses         (16,090)      (10,629)
                                                 ----------    ----------

           Total benefits, losses and expenses       33,635        14,781
                                                  ---------     -------

              Income before income tax expense        3,867         9,348

                    FEDERAL INCOME TAX EXPENSE          973         2,068
                                                        ---      --------

                                    NET INCOME       $2,894        $7,280
                                                  =========     =========

The accompanying notes are an integral part of these unaudited financial statements.
4

C.M. LIFE INSURANCE COMPANY
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
 ($ IN THOUSANDS)


                                                 1995          1994
                                               ---------     --------

REVENUES:
  Premiums and annuity considerations              $69,034       $47,798
  Less:  reinsurance ceded                        (26,497)      (28,245)
                                               -----------   -----------

      Net premiums and annuity considerations       42,537        19,553

  Net investment income                             33,472        29,767
  Net realized capital losses
      on investments                                 (373)           (2)
  Other income                                         747           387
                                                    ------        ------

       Total revenues                               76,383        49,705

BENEFITS, LOSSES AND EXPENSES:
  Benefits, claims and settlement expenses          73,116        42,249
  Acquisition and insurance expenses                19,176         9,473
  Other expenses                                     2,516         2,316
  Less:  reinsurance benefits and expenses        (29,196)      (21,904)
                                               -----------   -----------

       Total benefits, losses and expenses          65,612        32,134
                                               -----------   -----------

       Income before income tax expense             10,771        17,571

FEDERAL INCOME TAX EXPENSE                           3,653         5,336
                                                  --------      --------
     NET INCOME                                     $7,118       $12,235
                                                 =========    ==========

The accompanying notes are an integral part of these unaudited financial statements.
5

C.M. LIFE INSURANCE COMPANY
STATEMENTS OF STOCKHOLDER'S EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
($ IN THOUSANDS)


                                          1995         1994
                                       ----------   ----------

Common Stock                              $2,500       $2,500
Additional Paid-in Capital                43,759       43,759

Retained Earnings
Balance, beginning of year                57,578       41,639
Net income                                 7,118       12,235
Change in asset valuation reserve        (6,015)      (1,703)
Change in nonadmitted assets               (834)          526
Net unrealized capital gain                2,261            -
                                       ---------    ---------

Balance, end of period                    60,108       52,697
                                       ---------    ---------


TOTAL STOCKHOLDER'S EQUITY              $106,367      $98,956
                                       =========    =========
























The accompanying notes are an integral part of these unaudited financial statements.
6

C.M. LIFE INSURANCE COMPANY
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
 ($ IN THOUSANDS)


                                             1995          1994
                                          -----------   -----------

CASH PROVIDED:

Premiums and annuity considerations,
     net of reinsurance                       $43,459      $21,545
Other deposits                                 76,903      114,165
Net investment income                          33,365       29,249
Commission and expense allowance and
 reserve adjustment on reinsurance ceded        9,627       11,627
                                          -----------   ----------

                                              163,354      176,586

Benefits and interest to policyholders
 and beneficiaries, net of reinsurance       (15,928)     (19,307)
Acquisition and insurance expenses,
 net of reinsurance                          (21,741)     (11,480)
Transfers to Separate Account                 (57,326    (103,685)
Federal income taxes paid                     (8,287)      (6,617)
Other payments, net                           (9,759)      (7,933)
Net cash provided by operations                50,313       27,564
                                          -----------   ----------


Proceeds from the the disposition of
 fixed maturities and mortgage loans on
 real estate                                  261,326      103,457
Other cash provided                             4,860            -
                                          -----------   ----------

      Total cash provided                     316,499      131,021
                                          -----------   ----------


CASH APPLIED:

Purchases of fixed maturities                 258,338      130,609
Purchase of equity securities                  54,835            -
Other applications                                  6          823
                                          -----------   ----------

     Total cash applied                       313,179      131,432
                                          -----------   ----------


Net increase (decrease) in cash and cash
     equivalents                                3,320        (411)

CASH AND CASH EQUIVALENTS:

     Beginning of year                          3,025        5,589
                                          -----------   ----------


     End of period                             $6,345       $5,178
                                          ===========   ==========

The accompanying notes are an integral part of these unaudited financial statements.
7

C.M. LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1995 AND 1994
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

1.        General:
          -------


    C.M. Life Insurance Company (C.M. Life) is a wholly owned stock life insurance subsidiary of Connecticut Mutual Life Insurance Company (Connecticut Mutual). In the opinion of C.M. Life these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 1995 and December 31, 1994, the results of its operations for the three months and six months ended June 30, 1995 and 1994, and its cash flows for the six months ended June 30, 1995 and 1994.

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

2.  Related Party Transactions:
    --------------------------


    The Parent, Connecticut Mutual, allocates certain expenses to C.M. Life for providing operating facilities, human resources, computer software development and managerial services. Total expenses allocated to C.M. Life were approximately $9,958 and $14,484 for the three and six month periods ended June 30, 1995 and $3,695 and $7,560 for the same periods in 1994.

3.  Net Investment Income:
    ---------------------

    Net investment income is comprised of the following:
                                      Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                     --------------------   -----------------

                                       1995       1994        1995       1994
                                     --------   ---------   --------   --------

Fixed Maturities                     $13,598      $11,879    $27,049    $23,333
Mortgage loans on real estate            750        1,297      1,512      2,566
Policy loans                           2,480        1,944      4,757      3,842
Amortization of IMR                      288          129      (148)        363
Other                                    603          422        904        823
                                     -------    ---------   --------   --------

    Total Investment Income           17,719       15,671     34,074     30,927
Less: Applicable investment expense      436          545        602      1,160
                                     -------    ---------   --------   --------

Net Investment Income                $17,283      $15,126    $33,472    $29,767
                                     =======    =========   ========   ========


ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



    Results of Operations (dollar amounts in thousands)
    ---------------------------------------------------


    Three Months Ended June 30, 1995 Compared with 1994
    ---------------------------------------------------


    For the three months ended June 30, 1995, C.M. Life had net income of $2,894 as compared with net income of $7,280 for the same period in 1994. The decrease in net income is attributable to higher death claims and increased sales of insurance products where first year acquisition costs and increase in reserves exceed the first year premium revenues.

    Premiums and annuity considerations before reinsurance premiums ceded, increased $10,131 to $32,233 in 1995 from $22,102 in 1994.
    Premiums for CM Windows, a single premium deferred annuity, increased $4,414 to $5,386 in 1995. Premiums for life insurance products increased $5,717 to $26,847 in 1995 from $21,130 in 1994, due primarily to higher universal life, and term product sales.

    Reinsurance premiums ceded decreased by $1,048 in 1995. The decrease is attributable to the decrease in reinsured universal life premiums.

    Net investment income increased by $2,315 over 1994; this increase is attributable to increased invested assets and policy loans as well as a decrease in applicable investment expenses and higher interest rates.

    Benefits, claims and settlement expenses, before reinsurance
    benefit reimbursements increased by $15,589 from 1994.   The
    increase was primarily attributable to an increase in reserves for future policy benefits of $8,360, an increase in death claims of $7,967, increases in other benefits of $182, and increased ceded reserves for future policy benefits of $863, partially offset by decreased surrenders of $1,783.

    Acquisition and insurance expenses before reinsurance commissions and expense reimbursements increased by $8,349 from 1994 due to increases in commissions as well as an increase in operating expenses allocated from Connecticut Mutual due to the increase in premium and annuity considerations.

    Income tax expense decreased by $1,095 from 1994. Taxable income decreased by $2,481 for the three months ended June 30, 1995 compared with the same period in 1994. C.M. Life's Federal income tax expense is based on income which is currently taxable. The difference between pre-tax book income and taxable income are primarily taxable deferred acquisition costs, and other book/tax differences associated with gross investment income.


    Six Months Ended June 30, 1995 Compared with 1994
    -------------------------------------------------


    For the six months ended June 30, 1995, C.M. Life had net income of $7,118 as compared with net income of $12,235 for the same period in 1994. The decrease in net income is attributable to higher death claims and increased sales of insurance products where first year acquisition costs and increase in reserves exceeds the first year premium revenues.

    Premiums and annuity considerations before reinsurance premiums ceded, increased $21,236 to $69,034 in 1995 from $47,798 in 1994.
    Premiums for CM Windows, a single premium deferred annuity, increased $16,464 to $17,636 in 1995. Premiums for life insurance products increased $4,772 to $51,398 in 1995 from $46,626 in 1994, due primarily to increased universal life and term product sales.

    Reinsurance premiums ceded decreased by $1,748 in 1995. The decrease is attributable to the decrease in reinsured universal life premiums.

    Net investment income increased by $3,836 over 1994; this increase was attributable to increased invested assets and policy loans as well as a decrease in applicable investment expenses and higher interest rates.

    Benefits, claims and settlement expenses, before reinsurance
    benefit reimbursements increased by $30,867 from 1994.   The
    increase was primarily attributable to an increase in reserves for future policy benefits of $20,212, an increase in death claims of $10,313, increases in other benefits of $890, and increased ceded reserves for future policy benefits of $1,832, partially offset by decreased surrenders of $2,380.

    Acquisition and insurance expenses before reinsurance commissions and expense reimbursements increased by $9,832 from 1994 due to increases in commissions as well as an increase in operating expenses allocated from Connecticut Mutual due to the increase in premium and annuity considerations.

    Income tax expense decreased by $1,683 from 1994. Taxable income decreased by $4,306 for the six months ended June 30, 1995 compared with the same period in 1994. C.M. Life's Federal income tax expense is based on income which is currently taxable. The difference between pre-tax book income and taxable income are primarily taxable deferred acquisition costs, and other book/tax differences associated with gross investment income.

    Liquidity and Capital Resources
    -------------------------------


    C.M. Life's operations have historically provided substantial cash flow. The majority of the Company's cash is invested in investment-grade securities to provide ample protection for policyholders. The liabilities of the Company are predominantly long-term in nature and, therefore, the Company primarily invests in long-term fixed maturity investments such as bonds.

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

    Investments
    -----------


    During the second quarter C.M. Life purchased $53 million in equity securities of which $34.7 million was invested in mutual funds managed by an affilliate of the company and $18.3 was invested in unaffilliated common stocks for long term capital appreciation. Currently the investment in equity securities is 6% of the total invested assets.

    Competition
    -----------


    C.M. Life is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities marketing insurance products comparable to those of C.M. Life. Mortality fees for Panorama Plus, the Company's variable annuity product, are among the lowest in the industry.

    There are approximately 2,000 stock, mutual and other types of insurers in the life insurance business in the United States according to the American Council of Life Insurance. According to the most recent Best's Review, Life-Health Edition, as of December 31, 1993, Connecticut Mutual, C.M. Life's parent, ranked 30th among all life insurance companies in the United States based on total assets. As of June 30, 1995, Best's Insurance Reports, Life-Health Edition, 1994, had assigned Connecticut Mutual and C.M. Life an A (excellent) rating .

    Transactions with Connecticut Mutual
    ------------------------------------
    Connecticut Mutual allocates certain expenses to C.M. Life for providing operating facilities, human resources, computer software development and managerial services. Total expenses allocated to C.M. Life were approximately $9,958 and $14,484 for the three and six month periods ended June 30, 1995 and $3,695 and $7,560 for the same periods in 1994.

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





C.M. Life Insurance Company


Date August 14, 1995
     ---------------

s/ David E. Sams, Jr.
---------------------


David E. Sams

Director and President




Date August 14, 1995
     ---------------

s/ J. Brinke Marcuccilli
------------------------


J. Brinke Marcuccilli

Director and Chief Financial Officer






























12