Form 10-Q
period 1995-09-30
C M LIFE INSURANCE CO
filed 1995-11-14
CIK 883232

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                     For Quarter Ended   September 30, 1995
                                       --------------------

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




Registrant has 12,500 shares of common stock outstanding on September 30, 1995, all of which are owned by Connecticut Mutual Life Insurance Company.

                          C.M. LIFE INSURANCE COMPANY


                                     INDEX



PART I:   Financial Information
          ---------------------



          Item 1:
          Financial Statements:*

                   Balance Sheets
                     September 30, 1995 and December 31, 1994

                   Statements of Operations
                     Three Months Ended
                     September 30, 1995 and 1994

                   Statements of Operations
                     Nine Months Ended
                     September 30, 1995 and 1994

                   Statements of Stockholder's Equity
                     Nine Months Ended
                     September 30, 1995 and 1994

                   Statements of Cash Flows
                     Nine Months Ended
                     September 30, 1995 and 1994

                   Notes to Financial Statements

          Item 2:
          Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations


PART II:  Other Information
          -----------------


          Item 3:  Not applicable.

          Item 4:  Not applicable.

          Item 5:  Not applicable.

          Item 6:  Financial Data Schedule


* The balance sheet at December 31, 1994 has been taken from the audited financial statements at that date. All other statements are unaudited.

C.M. LIFE INSURANCE COMPANY
BALANCE SHEETS
($ IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                         (see NOTE)
                                September 30, 1995   December 31, 1994
                                ------------------            --------

ASSETS:
Investments:
Fixed maturities at cost                  $723,581             $717,291
Equity securities at cost                   70,252                1,815
Mortgage loans on real estate
at
     net realizable value                   31,980               42,038
Real estate at cost                          1,853                1,897
Policy loans at outstanding
     balance                               120,555              109,720
Cash and cash equivalents                    1,466               3,025
                                      ------------   -----------------


Total investments                          949,687             875,786
                                ------------------   -----------------


Accrued investment income                   17,097               14,023
Accounts receivable                          4,111                5,330
Federal income tax receivable                1,881                    -
Amounts due from reinsurers                    240                1,162
Other assets                                 2,805                2,318
Assets of Separate Account                 464,454              309,672
                                ------------------   -----------------


TOTAL ASSETS                            $1,440,275          $1,208,291
                                ==================   =================

LIABILITIES AND STOCKHOLDER'S
EQUITY:
Liabilities:
Future policy benefits                    $802,050             $751,808
Policy claims and benefits
     currently payable                         755                1,772
Indebtedness to related                     12,316                6,965
parties
Federal income tax payable                       -                2,446
Asset valuation reserve                     16,011                6,640
Other liabilities                            8.892                7,906
Other deposits                              47,687               31,690
Transfers due from Separate
     Account                              (20,035)             (14,445)
Liabilities of Separate
Account
                                          464,454              309,672
                                -----------------    -----------------


Total liabilities                        1,332,130           1,104,454
                                ------------------    ----------------


STOCKHOLDER'S EQUITY:
Common stock, $200 par value -
     50,000 shares authorized,
     12,500 shares issued and
     oustanding                              2,500                2,500
Additional paid-in capital                  43,759               43,759
Retained earnings                           61,886              57,578
                                ------------------   -----------------


Total stockholder's equity                 108,145              103,837
                                           -------            ---------


TOTAL LIABILITIES AND
 STOCKHOLDER'S EQUITY                   $1,440,275           $1,208,291
                                        ==========           ==========

NOTE: The Balance Sheet at December 31, 1994 has been taken from the audited financial statements at that date.

The accompanying notes are an integral part of these unaudited financial statements.

C.M. LIFE INSURANCE COMPANY
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
 ($ IN THOUSANDS)


                                                 1995          1994
                                               ---------     --------

REVENUES:
  Premiums and annuity considerations              $28,457       $26,225
  Less:  reinsurance ceded                        (12,106)      (12,755)
                                                    -------      -------

      Net premiums and annuity considerations       16,351        13,470

  Net investment income                             16,894        14,816
  Net realized capital losses
           on investments                            (870)       (2,528)
  Other income                                         419           280
                                                     -----        ------

       Total revenues                               32,794        26,038

BENEFITS, LOSSES AND EXPENSES:
  Benefits, claims and settlement expenses          27,701        25,368
  Acquisition and insurance expenses                13,041         5,455
  Other expenses                                     1,373         1,028
  Less:  reinsurance benefits and expenses        (10,825)       (9,140)
                                                   -------       -------

       Total benefits, losses and expenses          31,290        22,711
                                                    --------     -------

       Income before income tax expense              1,504         3,327

FEDERAL INCOME TAX EXPENSE                              87         1,689
                                                      ----      --------
     NET INCOME                                     $1,417        $1,638
                                                    ========     =======

The accompanying notes are an integral part of these unaudited financial statements.

C.M. LIFE INSURANCE COMPANY
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
 ($ IN THOUSANDS)


                                                  1995         1994
                                               ----------    --------

REVENUES:
  Premiums and annuity considerations              $97,491        $74,023
  Less:  reinsurance ceded                        (38,603)       (41,000)
                                                    -------       -------

      Net premiums and annuity considerations       58,888         33,023

  Net investment income                             50,366         44,583
  Net realized capital losses
           on investments                          (1,243)        (2,530)
  Other income                                       1,166            667
                                                   -------         ------

       Total revenues                              109,177         75,743

BENEFITS, LOSSES AND EXPENSES:
  Benefits, claims and settlement expenses         100,817         67,617
  Acquisition and insurance expenses                32,217         14,928
  Other expenses                                     3,889          3,344
  Less:  reinsurance benefits and expenses        (40,021)       (31,044)
                                                    -------       -------

       Total benefits, losses and expenses          96,902         54,845
                                                    --------      -------

       Income before income tax expense             12,275         20,898

FEDERAL INCOME TAX EXPENSE                           3,740          7,025
                                                   -------       --------
     NET INCOME                                     $8,535        $13,873
                                                     ========     =======

The accompanying notes are an integral part of these unaudited financial statements.

C.M. LIFE INSURANCE COMPANY
STATEMENTS OF STOCKHOLDER'S EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
($ IN THOUSANDS)


                                         1995          1994
                                       ---------    ----------

Common Stock                              $2,500       $2,500
Additional Paid-in Capital                43,759       43,759

Retained Earnings
Balance, beginning of year                57,578       41,639
Net income                                 8,535       13,873
Change in asset valuation reserve        (9,371)      (1,044)
Change in nonadmitted assets               (980)          587
Net unrealized capital gain                6,124        1,300
                                       ---------    ---------

Balance, end of period                    61,886       56,355
                                       ---------    ---------


TOTAL STOCKHOLDER'S EQUITY              $108,145     $102,614
                                       =========    =========

























The accompanying notes are an integral part of these unaudited financial statements.

C.M. LIFE INSURANCE COMPANY
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
 ($ IN THOUSANDS)


                                               1995       1994
                                             --------   --------

CASH PROVIDED:

Premiums and annuity considerations,
     net of reinsurance                       $59,267      $34,551
Other deposits                                122,772      153,148
Net investment income                          48,139       43,235
Commission and expense allowance and
 reserve adjustment on reinsurance ceded         11,790     15,650
                                               --------   --------

                                              241,968      246,584

Benefits and interest to policyholders
     and beneficiaries, net of reinsurance   (34,544)     (34,689)
Acquisition and insurance epxenses,
     net of reinsurance                      (36,108)     (17,351)
Transfers to Separate Account                (91,935)    (136,976)
Federal income taxes paid                     (8,007)      (8,393)
Other payments, net                          (11,956)      (6,819)
Net cash provided by operations                 59,418     42,356
                                              --------   --------


Proceeds from the the disposition of
     fixed maturities and mortgage loans on
     real estate                              357,822    176,006
                                             --------   --------

      Total cash provided                     417,240    218,362
                                             --------   --------


CASH APPLIED:

Purchases of fixed maturities                 349,073      215,240
Purchase of equity securities                  69,720            -
Other applications                                  6      1,153
                                              --------   --------

     Total cash applied                       418,799    216,393
                                              --------   --------


Net increase (decrease) in cash and
cash equivalents                              (1,559)        1,969

CASH AND CASH EQUIVALENTS:

     Beginning of year                          3,025      5,589
                                              --------   --------


     End of period                             $1,466     $7,558
                                              ========   ========

The accompanying notes are an integral part of these unaudited financial statements.

C.M. LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1995 AND 1994
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

1.        General:
          -------


    C.M. Life Insurance Company (C.M. Life) is a wholly owned stock life insurance subsidiary of Connecticut Mutual Life Insurance Company (Connecticut Mutual). In the opinion of C.M. Life these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 1995 and December 31, 1994, the results of its operations for the three months and nine months ended September 30, 1995 and 1994, and its cash flows for the nine months ended September 30, 1995 and 1994.

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

2.  Related Party Transactions:
    --------------------------


    The Parent, Connecticut Mutual, allocates certain expenses to C.M. Life for providing operating facilities, human resources, computer software development and managerial services. Total expenses allocated to C.M. Life were approximately $10,302 and $24,786 for the three and nine month periods ended September 30, 1995 and $3,746 and $11,306 for the same periods in 1994.

3.  Net Investment Income:
    ---------------------

    Net investment income is comprised of the following:
                         Three Months       Nine Months Ended
                             Ended
                         September 30,         September 30,
                      ------------------   --------------------

                        1995      1994       1995        1994
                      --------   -------   --------    --------

Fixed Maturities      $13,319    $11,958    $40,368     $35,291
Mortgage loans on         646        969      2,158       3,535
real estate
Policy loans            2,547      2,017      7,304       5,859
Amortization of IMR      (22)       (67)      (170)         296
Other                     489        332      1,393       1,155
                      -------    -------   --------    --------

Total Investment
Income                 16,979     15,209     51,053      46,136
Less: Applicable           85        393        687       1,553
                      -------    -------   --------    --------
investment expense
Net Investment Income $16,894    $14,816    $50,366     $44,583
                      =======    =======   ========    ========


ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



    Results of Operations (dollar amounts in thousands)
    ---------------------------------------------------


    Three Months Ended September 30, 1995 Compared with 1994
    --------------------------------------------------------


    For the three months ended September 30, 1995, C.M. Life had net income of $1,417 as compared with net income of $1,638 for the same period in 1994. The decrease in net income is attributable to higher death claims and increased sales of insurance products where first year acquisition costs and the increase in reserves exceed the first year premium revenues.

    Premiums and annuity considerations before reinsurance premiums ceded, increased $2,232 to $28,457 in 1995 from $26,225 in 1994.
    Premiums for CM Windows, a single premium deferred annuity, decreased $1,515 to $664 in 1995. However, premiums for life insurance products increased $3,746 to $27,792 in 1995 from $24,064 in 1994, due primarily to higher universal life, and term product sales.

    Reinsurance premiums ceded decreased by $649 in 1995. The decrease is attributable to the decrease in reinsured universal life premiums.
    Net investment income increased by $2,078 over 1994; this increase is attributable to increased invested assets and policy loans as well as a decrease in applicable investment expenses and higher interest rates.

    Benefits, claims and settlement expenses, before reinsurance
    benefit reimbursements increased by $2,333 from 1994.   The
    increase was primarily attributable to a decrease in reserves for future policy benefits of $1,874, offset by increases in death claims of $854, other benefits of $725, ceded reserves for future policy benefits of $1,222, and surrenders of $1,406.

    Acquisition and insurance expenses before reinsurance commissions and expense reimbursements increased by $7,586 from 1994 due to increases in commissions as well as an increase in operating expenses due to the increase in premium and annuity considerations.

    Income tax expense decreased by $1,602 from 1994. Taxable income decreased by $5,019 for the three months ended September 30, 1995 compared with the same period in 1994. C.M. Life's Federal income tax expense is based on income which is currently taxable. The difference between pre-tax book income and taxable income are primarily taxable deferred acquisition costs, and other book/tax differences associated with gross investment income.


    Nine Months Ended September 30, 1995 Compared with 1994
    -------------------------------------------------------


    For the six months ended September 30, 1995, C.M. Life had net income of $8,535 as compared with net income of $13,873 for the same period in 1994. The decrease in net income is attributable to higher death claims and increased sales of insurance products where first year acquisition costs and the increase in reserves exceeds the first year premium revenues.

    Premiums and annuity considerations before reinsurance premiums ceded, increased $23,468 to $97,491 in 1995 from $74,023 in 1994.
    Premiums for CM Windows, a single premium deferred annuity, increased $14,949 to $18,300 in 1995. Premiums for life insurance products increased $8,518 to $79,190 in 1995 from $70,672 in 1994, due primarily to increased universal life and term product sales.

    Reinsurance premiums ceded decreased by $2,397 in 1995. The decrease is attributable to the decrease in reinsured universal life premiums.

    Net investment income increased by $5,783 over 1994; this increase was attributable to increased invested assets and policy loans as well as a decrease in applicable investment expenses and higher interest rates.

    Benefits, claims and settlement expenses, before reinsurance
    benefit reimbursements increased by $33,200 from 1994.   The
    increase was primarily attributable to an increase in reserves for future policy benefits of $18,338, an increase in death claims of $11,167, increases in other benefits of $1,615, and increased ceded reserves for future policy benefits of $3,054, partially offset by decreased surrenders of $974.

    Acquisition and insurance expenses before reinsurance commissions and expense reimbursements increased by $17,289 from 1994 due to increases in commissions as well as an increase in operating expenses due to the increase in premium and annuity considerations.

    Income tax expense decreased by $3,285 from 1994. Taxable income decreased by $9,350 for the nine months ended September 30, 1995 compared with the same period in 1994. C.M. Life's Federal income tax expense is based on income which is currently taxable. The difference between pre-tax book income and taxable income are primarily taxable deferred acquisition costs, and other book/tax differences associated with gross investment income.

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

    Investments
    -----------


    During the second quarter C.M. Life purchased $53 million in equity securities of which $34.7 million was invested in mutual funds managed by an affilliate of the company and $18.3 was invested in unaffilliated common stocks for long term capital appreciation. Currently the investment in equity securities is approximately 7% of the total invested assets.

    Competition
    -----------

    C.M. Life is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities marketing insurance products comparable to those of C.M. Life. Mortality fees for Panorama Plus, the Company's variable annuity product, are among the lowest in the industry.

    There are approximately 2,000 stock, mutual and other types of insurers in the life insurance business in the United States according to the American Council of Life Insurance. According to the most recent Best's Review, Life-Health Edition, as of December 31, 1993, Connecticut Mutual, C.M. Life's parent, ranked 30th among all life insurance companies in the United States based on total assets. As of September 30, 1995, Best's Insurance Reports, Life-Health Edition, 1994, had assigned Connecticut Mutual and C.M. Life an A (excellent) rating .

    Transactions with Connecticut Mutual
    ------------------------------------


    Connecticut Mutual allocates certain expenses to C.M. Life for providing operating facilities, human resources, computer software development and managerial services. Total expenses allocated to C.M. Life were approximately $10,302 and $24,786 for the three and nine month periods ended September 30, 1995 and $3,746 and $11,306 for the same periods in 1994.

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


    Merger of Connecticut Mutual
    ----------------------------


    The Board of Directors of Connecticut Mutual, and Massachusetts Mutual Life Insurance Company (MassMutual) have approved a plan of merger pursuant to which Connecticut Mutual would merge with and into MassMutual. The agreement was signed on September 13, 1995. The merger is expected to be consummated early in the first quarter of 1996, subject to the approval of certain policyholders and insureds of Connecticut Mutual and MassMutual and applicable regulatory authorities.

                                   SIGNATURES






     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





C.M. Life Insurance Company


Date November 10, 1995
     -----------------

s/ David E. Sams, Jr.
---------------------


David E. Sams

Director and President
Date November 10, 1995
     -----------------

s/ J. Brinke Marcuccilli
------------------------


J. Brinke Marcuccilli

Director and Chief Financial Officer