Form 10-K405
period 1995-12-31
C M LIFE INSURANCE CO
filed 1996-03-28
CIK 883232

                 SECURITIES    AND    EXCHANGE    COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K
           X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1995


                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from              to
                                              ------------    ------


                        Commission File Number 33-85988


     C.  M.   L  I  F  E   I  N  S  U  R  A  N  C  E    C  O  M  P  A  N  Y

                          Incorporated under the laws


  of the State of Connecticut               IRS Employer   Identification
                                                   No. 06-104383

                 140 Garden Street, Hartford, Connecticut 06154

                   Telephone Number:  Area Code 860-987-6500


           Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             (1) Yes   X     No
                                     -----       --

                             (2) Yes   X     No
                                     -----       --


Registrant has 12,500 shares of common stock outstanding on March 28, 1996, all of which are owned by Massachusetts Mutual Life Insurance Company.

                                     PART I


ITEM 1.  BUSINESS
-----------------



C.M. Life Insurance Company (C.M. Life), 140 Garden Street, Hartford, Connecticut, 06154, is a stock life insurance company. It was chartered by a Special Act of the Connecticut General Assembly on April 25, 1980. It is principally engaged in the sale of life insurance and annuities, and is licensed to sell insurance in all states except New York. As of December 31, 1995, C.M. Life is licensed to sell annuities in a majority of states and is seeking to be licensed in all states except New York. As of December 31, 1995 C.M. Life was a wholly owned subsidiary of Connecticut Mutual Life Insurance Company (Connecticut Mutual), the sixth oldest life insurance company in the United States, and the first life insurance company formed in Connecticut. Connecticut Mutual was chartered by a Special Act of the Connecticut General Assembly in 1846 and has continuously engaged in the insurance business since that time.

On September 8, 1995, the Board of Directors of Connecticut Mutual approved the merger of Connecticut Mutual and Massachusetts Mutual Life Insurance Company. Thereafter, a definitive agreement was signed by both companies. On January 27, 1996, Connecticut Mutual and insurance subsidiary policyholders and other insureds and annuitants approved the merger. The merger was reviewed by the insurance regulatory authorities in Massachusetts and Connecticut, and approved. The merger was effective March 1, 1996.

Massachusetts Mutual Life Insurance Company (MassMutual) is a mutual life insurance company specially chartered by the Commonwealth of Massachusetts on May 14, 1851. It is currently licensed to transact life (including variable life), and accident and health insurance business in all states, the District of Columbia and certain provinces of Canada.
The surviving company will be the fifth largest mutual life insurance company, and the eighth largest life insurance company, in the United States, in each case based on the combined statutory total assets of MassMutual and Connecticut Mutual at December 31, 1994.

Further references to Connecticut Mutual contained herein should be read to be MassMutual.

  Products
  --------

  C.M. Life sells universal life and annuity products. The Regular Series Universal Life product is an interest-sensitive, flexible-premium universal life policy. An additional universal life product is an Employee Series Universal Life product sold as a flexible-premium universal life policy for use in employer-sponsored sales. These products are sold in all states except New York. In New York, these products are participating contracts issued through Connecticut Mutual. Also available for sale beginning in 1995 is Enterprise Plus Universal Life sold as a flexible-premium, non-participating interest sensitive universal life policy.

  The annuity products include CM Windows, Panorama Plus Variable Annuity (Panorama Plus), the SEI Variable Annuity (SEI VA), Panorama Premier Variable Annuity (Panorama Premier), and OFFITBANK Variable Annuity (OFFITBANK VA).

  CM Windows is a single-premium deferred annuity paying a fixed interest rate guaranteed for the life of the contract. This product is not registered with the Securities and Exchange Commission. CM Windows may be sold by any licensed agent or broker who is contracted with C.M. Life. As of December 31, 1995, CM Windows was available for sale in 47 states.

  Panorama Plus is distributed by Connecticut Mutual Financial Services, LLC (`CMFS''), and begining March 1, 1996, by MassMutual Life Investors Services, Inc. (MMLISI), and allows for investment in Panorama Plus Separate Account or C.M. Life's General Account. The Separate Account invests in shares of Connecticut Mutual Financial Services Series Fund I, Inc. The Company intends to have the Separate Account also invest in shares of Oppenheimer Variable Account Funds on or about May 1, 1996 subject to appropriate regulatory approvals. The General Account provides for a guaranteed interest rate and the conservation of principal. Interest rates are declared quarterly and are guaranteed never to fall below 3 percent per year. An investment in Panorama Plus may be divided among the investment portfolios offered by the Separate Account, the General Account, or any combination thereof. This product is sold by licensed representatives of broker-dealers who maintain a current selling group agreement with CMFS. As of December 31, 1995, Panorama Plus was available in 48 states.

  The SEI VA is distributed by SEI Financial Services Company and allows contractholders to allocate their premiums into the SEI Division of C.M. Multi-Account A, a separate account of C.M. Life. The SEI Division of the Separate Account invests in shares of the Insurance Investment Products Trust, an investment company advised by SEI Financial Management Corporation. This product is registered with the SEC and is sold by registered representatives. As of December 31, 1995, this product was not actively marketed.

  Panorama Premier is distributed by CMFS, and beginning March 1, 1996 by MMLISI, and allows for investment in the Panorama Premier Division of C.M. Multi-Account A, a separate account of C.M. Life, or C.M. Life's General Account. The Panorama Premier Division of the Separate Account invests in shares of Connecticut Mutual Financial Services Series Fund I, Inc. and shares of Oppenheimer Variable Account Funds. The General Account provides for a guaranteed interest rate and the protection of principal. Interest rates are declared quarterly and are guaranteed never to fall below 3 percent per year. An investment in Panorama Premier may be divided among the investment portfolios of the Panorama Premier Division of the Separate Account, the General Account, or any combination thereof. This product is sold by licensed representatives of broker-dealers who maintain a current selling group agreement with CMFS. As of December 31, 1995, Panorama Premier was not available for sale in any state. However, the product is expected to be available in the majority of states in 1996.

  OFFITBANK VA is distributed by CMFS and allows for investment in the OFFITBANK Division of C.M. Multi-Account A , a separate account of C.M. Life. The OFFITBANK Division of the Separate Account invests in shares of the OFFITBANK Variable Insurance Fund, Inc. and shares of Oppenheimer Variable Account Funds. An investment in OFFITBANK VA may be divided among the investment portfolios of the OFFITBANK Division of the Separate Account. This product is sold by licensed representatives of broker-dealers who maintain a current selling group agreement with CMFS. As of December 31, 1995, OFFITBANK VA was not available for sale in any state. However, the product is expected to be available in approximately eight states in 1996.


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

  There is not expected to be any material change to C.M. Life's liquidity as a result of the merger of Connecticut Mutual and MassMutual.


  Reinsurance
  -----------
  ($ in thousands)

  C.M. Life reinsures (cedes) a portion of its life insurance business to Connecticut Mutual and other insurers, in order to reduce insurance risk. C.M. Life's retention limit per individual insured is $4 million; the portion of the risk exceeding the retention limit is reinsured with other insurers.

  The reinsurance contract with Connecticut Mutual is a modified coinsurance quota-share treaty. Under the treaty C.M. Life cedes 50% of the premiums on universal life policies issued in 1985 and 75% of the premiums with issue dates on or after January 1, 1986. In return Connecticut Mutual pays C.M. Life a stipulated expense allowance, death and surrender benefits, and a modified coinsurance adjustment. Reserves for payment of future benefits for the ceded policies are retained by C.M. Life.

  C.M. Life also maintains a stop-loss agreement with Connecticut Mutual under which C.M. Life cedes claims which, in aggregate, exceed $24,245 in 1995, $18,348 in 1994, and $16,431 in 1993. In 1995, 1994, and 1993, the limit was not exceeded. The agreement was amended and renewed in 1994 for a duration of three years. The amended maximum coverage is $25,000. C.M. Life paid approximately $602, $435, and $446 in premiums under the agreement in 1995, 1994, and 1993, respectively.

  C.M. Life is contingently liable with respect to ceded reinsurance in the event any reinsurer is unable to fulfill its contractual obligations.

  Reserves
  --------

  In accordance with the life insurance laws and regulations under which C.M. Life operates, it is obligated to carry on its books, as liabilities, actuarially determined reserves to meet its obligations on outstanding contracts. Reserves are based on mortality tables in general use in the United States and are computed to equal amounts that, with additions from premiums to be received, and with interest on such reserves computed annually at certain assumed rates, will be sufficient to meet C.M. Life's policy obligations at their maturities or in the event of an insured's death. In the accompanying financial statements, these reserves are determined in accordance with statutory regulations which is a generally accepted accounting principle (see Item 7, New Accounting Pronouncements) for wholly owned stock life insurance subsidiaries of mutual life insurance companies.


  Competition
  -----------

  C.M. Life is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities marketing insurance products comparable to those of C.M. Life.

  MassMutual is the eighth largest life insurance company in the country with over $52 billion in life insurance assets and $103 billion in total assets. Best's Insurance Reports, Life-Health Edition, upgraded C.M. Life's rating on March 4, 1996 to the highest possible rating of A++ as a result of the merger. MassMutual's ratings were the highest possible from A.M. Best (A++), Duff &Phelps (AAA) and Standard & Poors (AAA), and the second-highest rating from Moody's Investors Service (Aa1).

  Transactions with Connecticut Mutual
  ------------------------------------

  Connecticut Mutual and C.M. Life have an agreement whereby Connecticut Mutual for a fee will furnish C.M. Life, as required, operating facilities, human resources, computer software development and managerial services.


  Regulation
  ----------

  C.M. Life is organized as a Connecticut stock life insurance company, and is subject to Connecticut laws governing insurance companies. C.M. Life is regulated and supervised by the State of Connecticut Insurance Commissioner. By March 1 of every year, C.M. Life must prepare and file an annual statement, in a form prescribed by the State of Connecticut Insurance Department, as of December 31 of the preceding year. The Commissioner and his or her agents have the right at all times to review or examine C.M. Life's books and assets. A full examination of C.M. Life's operations is conducted periodically according to the rules and practices of the National Association of Insurance Commissioners (NAIC). C.M. Life is also subject to the insurance laws of the states in which it is authorized to do business, to various federal and state securities laws and regulations, and to regulatory agencies which administer those laws and regulations.

  C.M. Life can be assessed, up to prescribed limits, for policyholder losses incurred by insolvent insurers under the insurance guaranty fund laws of most states. C.M. Life cannot predict or estimate the amount of any such future assessments it may have to pay. However, the insurance guaranty laws of most states provide for deferring payment or exempting a company from paying such an assessment if it would threaten such insurer's financial strength.

  Several states, including Connecticut, also regulate insurers and their affiliates, such as C.M. Life and its affiliates, under insurance holding company laws and regulations. Under such laws, intercompany transactions such as dividend payments to parent companies and transfers of assets, may be subject to prior notice and approval, depending on factors such as the size of the transaction in relation to the financial position of the companies. Also, the laws of the various jurisdictions establish supervisory agencies with broad administrative powers with respect to licensing to transact business, overseeing trade practices, licensing agents, approving policy forms, establishing reserve requirements, fixing maximum interest rates on life insurance policy loans and minimum rates for accumulation of surrender values, prescribing the form and content of required financial statements and regulating the type and amount of investments permitted.

  Currently, the federal government does not directly regulate the business of insurance. However, federal legislative, regulatory and judicial decisions and initiatives often have significant effects on C.M. Life's business. Types of changes that are most likely to affect C.M. Life's business include changes to: (a) the taxation of life insurance companies; (b) the tax treatment of insurance products; (c) the securities laws, particularly as they relate to insurance and annuity products; (d) the "business of insurance" exemption from any of the provisions of the anti-trust laws; and (e) declining barriers which prevent some banks from selling or underwriting insurance. C.M. Life could also be affected by federal initiatives that have impact on the ownership of or investment in United States companies by foreign companies or investors. C.M. Life alone, and not the federal government, or any of its agencies or instrumentalities, backs the guarantees associated with C.M. Life's insurance and annuity contracts.



ITEM 2.  PROPERTIES
-------------------

C.M. Life's principal office is located at 140 Garden Street, Hartford, Connecticut, where all of C.M. Life's records are maintained. This office space is owned by Connecticut Mutual.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

C.M. Life is not involved in any litigation that is of material importance in relation to its financial statements. In addition, there are no legal proceedings to which the Panorama Plus or Panorama Premier Separate Accounts are a party.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

On January 27, 1996 Connecticut Mutual and insurance subsidiary policyholders and other insureds and annuitants approved the merger of Connecticut Mutual and MassMutual.


                                    PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

C.M. Life is a wholly owned subsidiary of Connecticut Mutual Life Insurance Company, and as such, there is no market for its common stock. As of March 1, 1996, C.M. Life became a wholly owned subsidiary of MassMutual.

ITEM 6.  SELECTED FINANCIAL DATA

C.M. LIFE INSURANCE COMPANY
SELECTED FINANCIAL DATA
FOR THE YEARS ENDED DECEMBER 31,
($ IN THOUSANDS)




Revenues:                        1995      1994      1993     1992     1991
---------                        ----      ----      ----     ----     ----

Premiums, annuity            $135,949    $112,222  $108,460 $117,805 $125,763
Considerations and other income
Less:  reinsurance ceded     (50,732)    (54,032)  (56,905) (60,830) (15,846)
                             --------    --------  -------- -------- --------

Net premiums, annuity         85,217      58,190    51,555   56,975   109,917
considerations and other income

Net investment income and     67,675      57,354    57,919   56,286    53,187
realized gains and losses    -------      ------    ------   ------    ------


     Total Revenue           152,892     115,544   109,474   113,261   163,104

Benefits, Losses and Expenses:
------------------------------


Benefits, claims and        132,067     101,243    98,700   111,843      129,797
settlement expenses
Other operating expenses     50,837      28,829    28,440    35,369       47,199
Less:  reinsurance          (52,538)    (45,804)  (50,001) (54,537)     (25,156)
benefits and expenses ceded --------    -------- --------  --------     --------


Total Benefits, Losses and  130,366      84,268    77,139    92,675     151,840
                            -------      ------    ------    ------      -------
Expenses

Income Before Federal        22,526      31,276    32,335    20,586      11,264
Income Tax Expense
Federal Income Tax Expense    8,776      13,488    11,241     9,055       6,429
                              -----      ------    ------     -----       -----


Net Income                   $13,750     $17,788  $21,094    $11,531    $4,835
                             =======     =======  =======    =======    ======

Total Assets              $1,533,748  $1,208,291 $970,010   $768,333   $664,755
                          ==========  ========== ========   ========   ========

The preceding selected financial data of C.M. Life should be read in conjunction with the financial statements and notes thereto and the related management's discussion and analysis

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------

OF OPERATIONS
-------------


  Results of Operations (dollar amounts in thousands)
  ---------------------------------------------------

  1995 Compared with 1994
  -----------------------


  For the year ended December 31, 1995, C.M. Life had net income of $13,750, as compared with net income of $17,788 in 1994. The decrease in net income of $4,038 is attributable to increased benefit, claims and settlement expenses and increased acquisition and insurance expenses which exceeded the increase in net premiums and net investment income.

  Premiums before reinsurance ceded increased $23,040 to $134,278 in 1995 from $111,238 in 1994. Premiums for CM Windows, a single premium deferred annuity, increased $9,412 to $18,894 in 1995 from $9,482 in 1994. The increase is attributable to higher interest rates and increased promotional efforts, which increased demand for single premium deferred annuity products. Premiums for life insurance products increased $13,628 to $115,384 in 1995 from $101,756 in 1994 due to higher sales of universal life policies, primarily the Enterprise Plus product, as well as by increased renewal premiums.

  Reinsurance premiums ceded decreased by $3,300 in 1995. The decrease is attributable to the decrease in reinsured business as well as increased retention limits. The Enterprise Plus Universal Life product is not included in the C.M. Life/Connecticut Mutual reinsurance treaty.

  Net investment income increased by $8,928 over 1994. This increase is attributable to increased invested assets and policy loans.

  Net realized capital losses were $1,140 in 1995 as compared to net realized capital losses of $2,533 in 1994. This loss is due to realized net losses of $1,962, with $822 being transferred to the IMR (Interest Maintenance Reserve) in 1995 as compared to realized net losses of $7,332 in 1994, with $4,799 being transferred to the IMR.

  Benefits, claims and settlement expenses, before reinsurance benefit reimbursements increased by $30,824 from 1994. Surrender benefits before reinsurance increased by $2,443, to $33,494 in 1995 from $31,051 in 1994 and reserves ceded increased $6,173. Contributing to the increase was an increase in death claims of $12,853, increased change in reserves of $8,300, increased reserves ceded of $6,173 and increased surrenders and other benefits of $3,498.

  Acquisition expenses increased $21,190 over 1994. This increase is attributable to increased sales, especially of the new Enterprise Plus Universal Life product.

  Income tax expense decreased by $4,712 over 1994. This decrease is attributable to lower taxable income in 1995 versus 1994. Taxable income was $27,726, $38,660 and $33,080 in 1995, 1994 and 1993, respectively. C.M.
  Life's Federal income tax expense is based on income which is currently taxable. The differences between pre-tax book income and taxable income are primarily for lower tax basis reserves for future policy benefits and other book/tax differences associated with gross investment income.


  Results of Operations (dollar amounts in thousands)
  ---------------------------------------------------
  1994 Compared with 1993
  -----------------------


  For the year ended December 31, 1994, C.M. Life had net income of $17,788, as compared with net income of $21,094 in 1993. The decrease in net income of $3,306 is attributable to increased benefit, claims and settlement expenses as well as an increase in net realized capital losses and increased federal tax expense, partially offset by increased net premiums, net investment income and decreased reinsurance ceded and acquisition and insurance expenses.

  Premiums before reinsurance ceded increased $3,141 to $111,238 in 1994 from $108,097 in 1993. Premiums for CM Windows, a single premium deferred annuity, increased $7,343 to $9,482 in 1994 from $2,139 in 1993. The increase is attributable to higher interest rates, which increased demand for single premium deferred annuity products. Premiums for life insurance products decreased $4,202 to $101,756 in 1994 from $105,958 in 1993 due to lower sales of new universal life policies and Executive Benefit Life policies offset by higher term policy sales.

  Reinsurance premiums ceded decreased by $2,873 in 1994. The decrease is attributable to the decrease in reinsured business as well as increased retention limits.

  Net investment income increased by $2,427 over 1993; this increase is attributable to increased invested assets.

  Net realized capital losses were $2,533 in 1994 as compared to a net realized gain of $459 in 1993. This loss is due to realized net losses of $7,332, with $4,799 being transferred to the IMR in 1994 as compared to realized net gains of $4,906 in 1993, with $4,447 of those being transferred to the IMR. The $7,332 loss included realized losses of $2,093 related to the bulk sale of a number of mortgages during 1994 and losses of $2,158 resulted from the sale of two real estate properties. There were no real estate sales in 1993.

  Benefits, claims and settlement expenses, before reinsurance benefit reimbursements increased by $2,543 from 1993. Surrender benefits before reinsurance increased by $2,116, to $31,051 in 1994 from $28,935 in 1993 and reserves ceded increased $4,928. This increase was partially offset by decreased death claims of $3,217 and decreased change in reserves of $1,580.

  Income tax expense increased by $2,247 over 1993. This increase is attributable to higher taxable income in 1994 versus 1993. Taxable income was $38,660, $33,080 and $27,414 in 1994, 1993 and 1992, respectively. C.M.
  Life's Federal income tax expense is based on income which is currently taxable. The differences between pre-tax book income and taxable income are primarily lower tax basis reserves for future policy benefits and other book/tax differences associated with gross investment income.


  Liquidity and Capital Resources
  -------------------------------


  C.M. Life's operations have historically provided substantial positive cash flows from operations. The majority of the Company's cash is invested in investment-grade securities to provide ample protection for policyholders.
  The liabilities of the Company are predominantly long-term in nature and, therefore, the Company invests in long-term fixed maturity investments such as bonds.

  C.M. Life's liquidity requirements were met by funds provided from operations and investment activity. The primary uses of funds were to purchase investments and to pay commissions, insurance operating expenses and policy benefits.

  There is not expected to be any material change to C.M. Life's liquidity as a result of the merger of CML and MassMutual.



  Segment Information
  -------------------


  During 1995, 1994 and 1993, C.M. Life's operations consisted of one business segment which was principally the sale of universal life insurance and annuity products. C.M. Life is not dependent upon any single customer and no single customer accounted for more than 10% of revenues in 1995, 1994 and 1993.

  Reserves
  --------


  In accordance with the life insurance laws and regulations under which C.M. Life operates, it is obligated to carry on its books, as liabilities, actuarially determined reserves to meet its obligations on outstanding contracts. Reserves are based on mortality tables in general use in the United States and are computed to equal amounts that, with additions from premiums to be received, and with interest on such reserves computed annually at certain assumed rates, will be sufficient to meet C.M. Life's policy obligations at their maturities or in the event of an insured's death. In the accompanying financial statements, these reserves are determined in accordance with statutory regulations which is a generally accepted accounting principle for wholly owned stock life insurance subsidiaries of mutual life insurance companies.

  Investments
  -----------
  At December 31, 1995, the composition of C.M. Life's $976,511 of invested assets was 75.5% fixed maturities, 7.4% equity securities, 2.7% mortgage loans, 12.9% policy loans, and 1.5% cash and cash equivalents.



  Fixed Maturities
  ----------------


  C.M. Life invests in fixed maturities with the objective of balancing reasonable returns with liquidity, interest rate and credit risks. As a result, C.M. Life's fixed maturity portfolio consists primarily of government securities and high-quality marketable corporate securities. At December 31, 1995, the fixed maturity securities portfolio consisted of $675,850 of investment grade bonds, which represented 91.8% of the fixed maturity portfolio. Below investment grade bonds (those rated below "Baa") were $60,249 , which represented 8.2% of the fixed maturity portfolio. Ratings are obtained from external rating agencies, and if not externally rated, are rated by C.M. Life internally using similar methods. The interest rates available on below-investment-grade securities are generally significantly higher than available on other corporate debt securities. Also the risk of loss due to default by the borrower is significantly greater with respect to such below-investment-grade securities for any of a number of reasons including: those securities are unsecured or subordinated to other creditors of the issuer, or are issued by companies that usually have high levels of indebtedness. C.M. Life attempts to minimize the exposure to any one issuer and by closely monitoring the credit worthiness of such issuers.

  C.M. Life's fixed maturity securities portfolio included $150,694 and $167,641 of mortgage-backed securities at December 31, 1995 and 1994, respectively.
  The mortgage-backed securities are subject to risks associated with variable prepayments of the underlying mortgages. Prepayments of the underlying mortgages cause those securities to have different actual maturities than scheduled at the time of purchase. The Company limits its investment risk by purchasing fixed maturities either guaranteed by U.S. government-sponsored entities or securities supported in the securitization structure by junior securities enabling the assets to achieve investment grade status.

  Equity Securities
  -----------------


  In 1995, C.M. Life invested in common stock with the objective of securing long-term asset appreciation.


  Mortgage Loans On Real Estate
  -----------------------------


  C.M. Life is not currently originating any mortgages. At December 31, 1995 and 1994, C.M. Life's mortgage loans were $26,705 and $42,038, respectively. Mortgage loans, as a percentage of invested assets, have decreased to 2.7% as of December 31, 1995, from 4.8% as of December 31, 1994.

  Management closely monitors the ongoing performance of the mortgage loan portfolio. Loans are reviewed individually to determine if other than temporary impairments exist. For non-performing loans, reserves are established considering the value of the underlying collateral. Mortgage loans in the amount of $2,774, or 10.4% of the mortgage loan portfolio, were delinquent 90 days or more as of December 31, 1995. This compares with $2,774, or 6.6% of the mortgage loan portfolio at December 31, 1994.

  Restructured loans are loans whose terms such as interest rate, amortization, or maturity have been modified and are currently performing pursuant to such modified terms. C.M. Life restructures loans to protect its investment and only when it is anticipated that the borrower will be able to meet the modified terms. As of December 31, 1995 and 1994, $17,128 and $24,034 of mortgage loans have been restructured.

  Policy Loans
  ------------


  As of December 31, 1995 and 1994, C.M. Life's policy loans were $126,014 and $109,720, respectively. Policy loans, as a percentage of invested assets, have increased from 12.5% in 1994 to 12.9% in 1995. Variable interest rate policy loans were 98.6% and 98.5% of total policy loans at December 31, 1995 and 1994, respectively. For loans with variable interest rates, the rates are adjusted annually based upon changes in a corporate bond index.

  Competition
  -----------


  C.M. Life is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities marketing insurance products comparable to those of C.M. Life.

  MassMutual is the eighth largest life insurance company in the country with over $52 billion in life insurance assets and $103 billion in total assets. Best's Insurance Reports, Life-Health Edition, upgraded C.M. Life's rating on March 4, 1996 to the highest possible rating of A++ as a result of the merger. MassMutual's ratings were the highest possible from A.M. Best (A++), Duff &Phelps (AAA) and Standard & Poors (AAA), and the second-highest rating from Moody's Investors Service (Aa1).


  Transactions with Connecticut Mutual
  ------------------------------------


  Connecticut Mutual allocates certain expenses to C.M. Life for providing operating facilities, human resources, computer software development and managerial services. Total expenses allocated to C.M. Life were approximately $34,008, $16,412, and $18,831 in 1995, 1994 and 1993, respectively. The increase is attributable to increased sales for C.M. Life and decreased sales for the parent, Connecticut Mutual, resulting in a larger portion of certain expenses being allocated to C.M. Life.


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


  New Accounting Pronouncements
  -----------------------------


  The Financial Accounting Standards Board (FASB) has issued an interpretation declaring that financial statements of mutual life insurance companies, and their wholly owned subsidiaries, which are prepared on the basis of statutory accounting principles, will no longer be considered to be in conformity with Generally Accepted Accounting Principles (GAAP). This interpretation applies to financial statements issued for fiscal years beginning after December 15, 1995. Certain accounting principles for mutual life insurance companies, which will be required to be in compliance with GAAP, were also issued by the FASB and the American Institute of Certified Public Accountants in January 1995. The financial statement impact of adopting these accounting principles has not been determined by the Company. The effect of initially adopting the FASB interpretation will be reported retroactively through restatement of all previously issued financial statements presented for comparative purposes for fiscal years beginning after December 15, 1992.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------


Financial statements, in the form required by Regulation S-X, are set forth below. The Registrant is not required to file supplementary financial data specified by Item 302 of Regulation S-K.

C.M. LIFE INSURANCE COMPANY
BALANCE SHEETS
AS OF DECEMBER 31, 1995 AND 1994
($ IN THOUSANDS EXCEPT PER SHARE AMOUNTS)




                                                    1995        1994
                                                    ----        ----

ASSETS:
Investments:
Fixed maturities at cost (fair value:           $736,099    $717,291
$767,888 in 1995 and $684,213 in 1994)
Preferred stock at cost (fair value: $210
in 1995 and $2,065 in 1994)                          263       1,815
Common stock at market value (cost: $64,225       72,361           -
in 1995)
Mortgage loans on real estate at net              26,705      42,038
realizable value
Real estate at cost                                    -       1,897
Policy loans at outstanding balance              126,014     109,720
Cash and cash equivalents                         15,069       3,025
                                                  ------       -----

Total investments                                976,511     875,786


Accrued investment income                         14,781      14,023
Premiums due and deferred                          6,831       5,330
Amounts due from reinsurers                          902       1,162
Other assets                                       3,291       2,318
Assets of Separate Account                       531,432     309,672
                                                 -------     -------
     TOTAL ASSETS                             $1,533,748  $1,208,291
                                              ==========  ==========

LIABILITIES AND STOCKHOLDER'S EQUITY:
LIABILITIES:
  Future policy benefits                        $813,188    $751,808
  Policy claims and benefits currently             2,026       1,772
  payable
  Indebtedness to related parties                 12,624       6,965
  Federal income tax payable                       2,820       2,446
  Asset valuation reserve                         15,868       6,640
  Other liabilities                               10,622       7,906
  Other deposits                                  54,269      31,690
  Transfers due from Separate Account           (22,300)    (14,445)
  Liabilities of Separate Account                531,432     309,672
                                                 -------     -------

     TOTAL LIABILITIES                         1,420,549   1,104,454
                                               ---------   ---------


COMMITMENTS AND CONTINGENCIES - SEE NOTE 12

STOCKHOLDER'S EQUITY:
  Common stock, $200 par value - 50,000            2,500       2,500
  shares authorized,
  12,500 shares issued and outstanding
  Additional paid-in capital                      43,759      43,759
  Retained earnings                               66,940      57,578
                                                  ------      ------

TOTAL STOCKHOLDER'S EQUITY                       113,199     103,837
                                                 -------     -------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY    $1,533,748  $1,208,291
                                              ==========  ==========

The accompanying notes are an integral part of these financial statements.

C.M. LIFE INSURANCE COMPANY
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
($ IN THOUSANDS)




                                                 1995      1994      1993
                                                 ----      ----      ----

REVENUES:
  Premiums and annuity considerations        $134,278  $111,238  $108,097
  Less:  reinsurance ceded                   (50,732)  (54,032)  (56,905)
                                             --------  --------  --------

  Net premiums and annuity considerations      83,546    57,206    51,192

  Net investment income                        68,815    59,887    57,460
  Net realized capital (losses) gains on      (1,140)   (2,533)       459
   investments
  Other income                                  1,671       984       363
                                                -----       ---       ---

     TOTAL REVENUES                           152,892   115,544   109,474
                                              -------   -------   -------


BENEFITS, LOSSES AND EXPENSES:
  Benefits, claims and settlement expenses    132,067   101,243    98,700
  Acquisition and insurance expenses           45,820    24,630    25,436
  Other expenses                                5,017     4,199     3,004
  Less:  reinsurance benefits and expenses   (52,538)  (45,804)  (50,001)
  ceded                                      --------  --------  --------

TOTAL BENEFITS, LOSSES AND EXPENSES           130,366    84,268    77,139
                                              -------    ------    ------

INCOME BEFORE FEDERAL INCOME TAX EXPENSE       22,526    31,276    32,335

FEDERAL INCOME TAX EXPENSE                      8,776    13,488    11,241
                                                -----    ------    ------

     NET INCOME                               $13,750   $17,788   $21,094
                                              =======   =======   =======

The accompanying notes are an integral part of these financial statements.

C.M. LIFE INSURANCE COMPANY
STATEMENTS OF STOCKHOLDER'S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
($ IN THOUSANDS)




                                            1995      1994      1993
                                            ----      ----      ----

Common Stock                              $2,500    $2,500    $2,500
Additional Paid-in Capital                43,759    43,759    43,759
                                          ------    ------    ------

                                          46,259    46,259    46,259
Retained Earnings
  Balance, beginning of year              57,578    41,639    21,163
  Net income                              13,750    17,788    21,094
  Change in asset valuation reserve      (9,228)     (106)   (1,313)
  Change in nonadmitted assets           (1,157)   (1,761)       675
  Net unrealized capital gain              5,997        18        84
  Other

                                               -         -      (64)
                                            ----      ----      ----

  Balance, end of year                    66,940    57,578    41,639
                                          ------    ------    ------


TOTAL STOCKHOLDER'S EQUITY              $113,199  $103,837   $87,898
                                        ========  ========   =======












The accompanying notes are an integral part of these financial statements.

C.M. LIFE INSURANCE COMPANY
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
($ IN THOUSANDS)




                                              1995        1994        1993
                                              ----        ----        ----

CASH PROVIDED:

Premiums and annuity considerations,       $82,207     $56,346     $49,530
net of reinsurance
Other deposits                             177,301     193,970     129,030
Net investment income                       69,306      60,886      58,728
Commission and expense allowance and
reserve adjustment                          13,904      22,484      29,576
on reinsurance ceded
Other                                        9,196           -       2,106
                                             -----     -------       -----

                                           351,914     333,686     268,970
                                           -------     -------     -------


Benefits and interest to policyholders
and beneficiaries, net of reinsurance     (58,415)    (43,808)    (28,973)
Acquisition and insurance expenses,       (49,690)    (25,934)    (28,619)
net of reinsurance
Transfers to Separate Account            (135,757)   (168,913)   (114,917)
Federal income taxes paid                  (8,445)    (10,076)    (11,579)
Other payments, net                       (17,838)    (15,132)    (17,903)
                                          --------    --------    --------
                                         (270,145)   (263,863)   (201,991)
                                         ---------   ---------   ---------

Net cash provided by operations             81,769      69,823      66,979

Proceeds from the disposition of:
     Fixed maturities                      382,105     224,884     334,801
     Equity securities                      11,191           -       2,629
     Mortgage loans on real estate          12,725      24,154      10,833
Other cash provided                              -           -         855
                                           -------     -------         ---

     Total cash provided                   487,790     318,861     416,097
                                           -------     -------     -------


CASH APPLIED:

Purchases of fixed maturities              401,658     320,272     408,017
Purchases of equity securities              72,911           -         296
Other applications                           1,177       1,153       3,974
                                             -----       -----       -----

     Total cash applied                    475,746     321,425     412,287
                                           -------     -------     -------


Net increase (decrease) in cash and         12,044     (2,564)       3,810
cash equivalents

CASH AND CASH EQUIVALENTS:

Beginning of year                            3,025       5,589       1,779
                                             -----       -----       -----


End of year                                $15,069      $3,025      $5,589
                                           =======      ======      ======


The accompanying notes are an integral part of these financial statements.

C.M. Life Insurance Company
Notes to Financial Statements
December 31, 1995, 1994 and 1993
($ In Thousands)


1.  Organization:
    ------------


  C.M. Life Insurance Company (C.M. Life) is a wholly owned stock life insurance subsidiary of Connecticut Mutual Life Insurance Company (Connecticut Mutual). C.M. Life is primarily engaged in the sale of individual life insurance and annuity products. C.M. Life is licensed to transact business in all states except New York.


2.  Summary of Significant Accounting Policies:
    ------------------------------------------


  C.M. Life's financial statements have been prepared in conformity with accounting practices and procedures of the National Association of Insurance Commissioners (NAIC) as prescribed or permitted by the Insurance Department of the State of Connecticut, which are considered to be generally accepted accounting principles (GAAP) for wholly owned stock life insurance subsidiaries of mutual life insurance companies. (see Note 2.h.).
  The principal accounting practices currently followed by C.M. Life are as follows:

    a. Assets - Assets are stated at amounts reported to state regulatory authorities. Certain assets, such as prepaid agent commissions and other prepaid expenses, are excluded from the balance sheet and amounted to $3,839 and $2,684 as of December 31, 1995 and 1994.

    b. Investments - Investments are valued in accordance with procedures prescribed by the NAIC. Fixed maturities eligible for amortization are reported at amortized cost. Eligible preferred stocks are reported at cost and common stocks are reported at market value. Mortgage loans on real estate are reported at the unpaid principal balance unless delinquent, at which time they are reported at the lower of the unpaid principal balance or fair value. Investments in real estate which have been identified for possible sale within the next twelve months are reported at the lower of cost, less accumulated depreciation or market value. The Company calculates depreciation for its real estate investments using principally the straight line method. Policy loans are reported at the aggregate amount of the unpaid balances.

        The Company maintains an Interest Maintenance Reserve (IMR), prescribed by the NAIC, for all fixed income investments and defers all interest rate related losses, net of taxes, as they occur. The deferral is subsequently amortized to net investment income over the period remaining to maturity of the assets sold. All other realized gains and losses are reported in the Statements of Operations upon sale. Unrealized capital gains and losses are reported as additions to or reductions from retained earnings.

        The Asset Valuation Reserve (AVR), prescribed by the NAIC, provides a general reserve for possible decline in the value of bonds, stocks, mortgage loans, real estate and other invested assets. The reserve is computed based on prescribed factors, each designed to address specific asset risks. Changes in the AVR are charged or credited directly to retained earnings. The AVR increased by $9,228 and $106 in 1995 and 1994, respectively.

        There were no investments which exceeded 10% of total stockholder's equity as of December 31, 1995 and 1994.

        Loans overdue more than 12 months were as follows:

                                                  1995            1994
                                                  ----            ----

              Defaults on mortgages: (non-income
                   producing for 12 months)      $2,774          $2,774


   c. Disclosure of the Fair Value of Financial Instruments - Fair value is defined as "the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale." See Note 8.

   d. Reserves for Payment of Future Benefits: Reserves for payment of future benefits on life insurance, developed using accepted actuarial methods, are established and maintained primarily on the Commissioners' Reserve Valuation Method utilizing the 1980 Commissioners' Standard Ordinary Mortality Table with interest rates of 4%-4 1/2%. Reserves for single premium deferred annuities are calculated based on the Commissioners' Annuity Reserve Valuation Method utilizing the change in fund method and assuming interest on changes in funds of 8.0%, 7.0% and 7.5% in 1995, 1994 and 1993, respectively. Additional reserves are maintained for contracts where the cash surrender value exceeds the actuarially determined reserve.

   e. Separate Accounts: Separate accounts include the assets and liabilities of certain annuity contracts that must be segregated from C.M. Life's general assets under the terms of the contracts. The assets consist primarily of marketable securities reported at market value. Reserves for these annuity contracts have been established using assumed interest rates and valuation methods that will provide reserves at least as great as those required by law and contract provisions. Transfers due from Separate Account, a contra-liability, represents Separate Account liabilities in excess of Separate Account reserves.

   f. Premiums and Insurance Operating Expenses: Premiums are reported as income when due. Commissions and other costs relating to the solicitation, underwriting and issuance of new contracts are reported as acquisition and insurance expenses in the year incurred.

   g. Cash Equivalents: For purposes of the Statements of Cash Flows, C.M. Life considers all highly liquid short-term investments with a maturity of twelve months or less from the date of purchase to be cash equivalents. The carrying amounts reported approximate those assets' fair value.

   h.   New Accounting Pronouncements:  The Financial Accounting Standards Board
        (FASB) has issued an interpretation stating that financial statements of mutual life insurance companies, and their wholly owned subsidiaries, which are prepared on the basis of statutory accounting principles, will no longer be considered to be in conformity with GAAP. This interpretation applies to financial statements issued for fiscal years beginning after December 15, 1995. Certain accounting principles for mutual life insurance companies, which will be required to be in compliance with GAAP, were also issued by the FASB and the American Institute of Certified Public Accountants in January 1995. The financial statement impact of adopting these accounting principles has not been determined by the Company. The effect of initially adopting the FASB interpretation shall be reported retroactively through restatement of all previously issued financial statements presented for comparative purposes for fiscal years beginning after December 15, 1992.

   i. Reclassifications: The 1994 and 1993 financial statements and Notes to Financial Statements reflect certain reclassifications to conform with the 1995 presentation.

   j. Certain Risks and Uncertainties: The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as disclosures of contingent assets and liabilities, both at the date of the financial statements. Management must also make estimates and assumptions that affect amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates. Future events, which could impact the estimates used in these financial statements, include changes in the levels of mortality and interest rates.


3.  Federal Income Taxes:
    --------------------


  C.M. Life is included in Connecticut Mutual's consolidated Federal income tax return and, in accordance with a written tax-sharing agreement, makes a provision for payment to Connecticut Mutual based on its income included in Connecticut Mutual's consolidated taxable income. This provision is based on income which is currently taxable.


4.  Stockholder's Equity:
    --------------------


  The Board of Directors of Connecticut Mutual has authorized the contribution of funds to C.M. Life sufficient to meet the capital requirements of all states in which C.M. Life is licensed to do business. Substantially all of the statutory stockholder's equity is subject to dividend restrictions relating to various state regulations which limit the payment of dividends without prior approval.

5.  Reinsurance:
    -----------


  C.M. Life reinsures (cedes) a portion of its life insurance business to Connecticut Mutual and other insurers, in order to reduce insurance risk. C.M. Life's retention limit per individual insured is $4 million; the portion of the risk exceeding the retention limit is reinsured with other insurers.

  The reinsurance contract with Connecticut Mutual is a modified coinsurance quota-share treaty. Under the treaty C.M. Life cedes 50% of the premiums on universal life policies issued in 1985 and 75% of the premiums with issue dates on or after January 1, 1986. In return Connecticut Mutual pays C.M. Life a stipulated expense allowance, death and surrender benefits, and a modified coinsurance adjustment. Reserves for payment of future benefits for the ceded policies are retained by C.M. Life.

  C.M. Life also has a stop-loss agreement with Connecticut Mutual under which C.M. Life cedes claims which, in aggregate, exceed $24,245 in 1995, $18,348 in 1994, and $16,431 in 1993. In 1995, 1994, and 1993, the limit was not exceeded. The agreement was amended and renewed in 1994 for a duration of three years. The amended maximum coverage is $25,000. C.M. Life paid approximately $602, $435, and $446 in premiums under the agreement in 1995, 1994 and 1993, respectively.

  C.M. Life is contingently liable with respect to ceded reinsurance in the event any reinsurer is unable to fulfill its contractual obligations.

6.  Investments:
    -----------


  Fixed maturities:
  ----------------

  The carrying value and estimated fair value of investments in fixed maturities as of December 31, 1995 and 1994 are as follows:

1995
----
                                            Gross      Gross       Estimated
                              Carrying   Unrealized  Unrealized         Fair
                                 Value        Gains      Losses        Value
                                 -----        -----      ------        -----

U.S. Government                $24,102       $1,764          $2      $25,864

Special Revenue and
  Special Assessment
  Obligations and all
  Non-guaranteed Obli-
  gations of Government
  Agencies, Authorities,
  and Subdivisions               3,715            -           6        3,709

Foreign Government,
  Province & Municipal          11,186          483         295       11,374

Public Utility                  45,150        2,303          16       47,437

Mortgage Backed
  Obligations                  150,694        7,144         347      157,491

Industrial and
  Miscellaneous                501,252       21,472         711      522,013
                               -------       ------         ---      -------

Total Fixed Maturities        $736,099      $33,166      $1,377     $767,888
                              ========      =======      ======     ========



1994
----
                                              Gross       Gross    Estimated
                              Carrying   Unrealized  Unrealized         Fair
                                 Value        Gains      Losses        Value
                                 -----        -----      ------        -----

U.S. Government                $62,501  $         -   $   1,874      $60,627

Special Revenue and
  Special Assessment
  Obligations and all
  Non-guaranteed Obli-
  gations of Government
  Agencies, Authorities,
  and Subdivisions               4,373            -         375        3,998

Foreign Government,
  Province & Municipal          16,175          117         904       15,388

Public Utility                  38,773          227       1,605       37,395

Mortgage Backed
  Obligations                  167,641          533      12,184      155,990

Industrial and
  Miscellaneous                427,828          967      17,980      410,815
                               -------          ---      ------      -------

Total Fixed Maturities        $717,291       $1,844     $34,922     $684,213
                              ========       ======     =======     ========



The carrying value and estimated fair value of C.M. Life's fixed maturities at December 31, 1995, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

                                                 Estimated
                                   Carrying         Fair
                                    Value          Value
                                    -----          -----


      Due in one year or less        $  17,729     $   17,781
      Due after one year               306,539        313,886
      through five years
      Due after five years             225,283        240,231
      through ten years
      Due after ten years               35,854         38,499
      Mortgage-backed                  150,694        157,491
      securities                      -------        -------

        Total                         $736,099       $767,888
                                      ========       ========



  Proceeds from sales of fixed maturities were $380,567, $224,884, and $334,801 for 1995, 1994 and 1993, respectively. Gross gains of $3,598, $1,358, and $5,931 and gross losses of $4,658, $4,439, and $1,016 were realized on those sales for 1995, 1994 and 1993, respectively.


  Mortgage Loans on Real Estate:
  -----------------------------


  The following table provides a breakdown of the carrying value of mortgage loans on real estate by geographical location:

                                  1995      1994
                                  ----      ----


      United States
         Northeast                $15,241   $22,111
         South Atlantic             8,187    13,090
         South Central                  -     3,462
         West                       3,277     3,375
                                    -----     -----

            Total                 $26,705   $42,038
                                  =======   =======

  Outstanding mortgages whose terms have been modified aggregated $17,128 and $24,034 which represents 64.1% and 57.2% of the total portfolio as of December 31, 1995 and 1994, respectively. Income recognized during 1995, 1994 and 1993 on these restructured loans was $1,317, $1,379 and $1,495, respectively. Income that would have been recognized during 1995, 1994 and 1993 on these loans, if such loans had been current in accordance with their original terms and had been outstanding throughout the year, was $1,799, $2,296 and $2,568, respectively. Commitments to loan additional funds to mortgage loan borrowers, on loans whose terms have been modified, are not significant.

  Loans either overdue more than three months or in the process of foreclosure were $2,774 at December 31, 1995 and 1994. Additionally, C.M. Life had properties which it acquired in satisfaction of debt of $1,897 at December 31, 1994.


7. Derivatives:
   -----------


  C.M. Life makes only limited use of derivative instruments (as defined in Statement of Financial Accounting Standards No. 119 `Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments') which include swaps, options and futures, to hedge equity exposure and to hedge reinvestment of proceeds from major anticipated transactions. Derivatives are not used for trading purposes. C.M. Life held one swap investment totaling $12,000 notional amount as of December 31, 1995.

  During 1995 options (protective puts) were utilized to hedge equity exposures and were accounted for on a mark to market basis. The net 1995 realized losses from this activity were $140. The notional amount of such options totaled $35,900 as of December 31, 1995.
  During 1994 interest rate futures were acquired to hedge the reinvestment of anticipated proceeds from a bulk mortgage sale. The actual gain of $95 was amortized over the expected term of the assets acquired with the mortgage sale proceeds. No interest rate futures were held as of December 31, 1995 and 1994.


 8.  Fair Value Disclosure of Other Financial Instruments:
     ----------------------------------------------------


  The Company has identified certain assets and liabilities as financial instruments that require fair value disclosure. Fair value is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced liquidation sale. If quoted market prices are not available, the values are estimated using discounted cash flow analysis or other valuation techniques. These various techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following methods and assumptions were used to estimate the fair value of each class of these instruments for which it is practicable to estimate the value.

  The estimated fair value for the public bonds is based on the quoted market price from various external bond pricing services. Private bonds are assigned an internal quality rating which parallels independent rating agency criteria and is consistent with NAIC ratings. The fair value of these bonds is estimated by discounting the expected future cash flows using a current discount rate based on the quality rating and maturity of the specific instruments.

  The estimated fair value for the equity securities is based on quoted market prices from national securities exchanges and over-the-counter markets.

  The fair value for performing mortgages is determined by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. Non-performing mortgages are valued based on a discounted cash flow analysis on the underlying collateral using the current market rate for similar collateral.

  Policy loans are issued with either fixed or variable interest rates, depending upon the terms of the policies. For those loans with fixed interest rates, the interest rates range from 5% to 8%. Since policy loans do not have defined maturities, management believes it is impractical to estimate the fair value of fixed rate policy loans. For loans with variable interest rates, the rates are adjusted annually based upon changes in a corporate bond index and are stated at fair value.

  Separate Account assets and liabilities are valued at market.

  A portion of annuity reserves, which represent contracts in their accumulation phase, are considered to be financial instruments. The Company determines fair value to be equal to the cash surrender value of these contracts (including market value adjustments, if any), which represents the amount payable to policyholders on demand.

  Since supplementary contracts may be perceived as deposit liabilities with defined maturities, the Company has determined fair value based on the discounted value of amounts payable at maturity of the contract. Discount rates used to determine fair value range from 6.5% to 7.9%. All other deposit liabilities are not considered to have defined maturities. The Company has determined fair value for these contracts to be equal to the cash surrender value, which is that amount which is payable to policyholders on demand.

  The estimated fair values for assets and liabilities, which the Company has identified as investment contracts and borrowed funds, are as follows:


                                    1995                     1994
                                    ----                     ----
                             Carrying  Estimated     Carrying   Estimated
                              Value    Fair Value      Value   Fair Value
                              -----    ----------      -----   ----------
  Assets
  ------

  Bonds                      $736,099    $767,888    $717,291    $684,213
  Common and Preferred         72,624      72,571       1,815       2,065
  Stock
  Mortgages                    26,705      26,783      42,038      40,241
  Policy Loans                126,014     126,014     109,720     109,720
  Cash and Cash Equivalents    15,069      15,069       3,025       3,025
  Assets of Separate          531,432     531,432     309,672     309,672
  Account

  Liabilities
  -----------

  Future Policy Benefits
     Annuity Reserves-
     Accumulation Phase        49,078      49,683      30,239      28,868
  Other Deposits               54,269      54,918      31,690      29,484
  Other Liabilities
     Funds Deposited Under
        Income Settlements-
        Supplementary
        Contracts Without
        Life Contingencies        215         208         270         260
  Liabilities of Separate     531,432     531,432     309,672     309,672
  Account



9.  Related Party Transactions:
    --------------------------


  Connecticut Mutual allocates certain expenses to C.M. Life for providing operating facilities, human resources, computer software development and managerial services. Total expenses allocated to C.M. Life were approximately $34,008, $16,412 and $18,831 in 1995, 1994 and 1993, respectively. The increase is attributable to increased sales for C.M. Life and decreased sales for the parent, Connecticut Mutual, resulting in a larger portion of certain expenses being allocated to C.M. Life.



10. Net Investment Income:
    ---------------------

     Net Investment Income is comprised of the following:

                                          1995      1994      1993
                                          ----      ----      ----

      Fixed maturities                   $54,625   $47,658  $ 43,983
      Mortgage loans on real estate        2,709     4,383     5,813
      Policy loans                         9,905     7,925     7,448
      Amortization of IMR                   (60)       309       251
      Other                                3,091     1,449     1,844
                                           -----     -----     -----

      Total investment income             70,270    61,742    59,339
      Less:  Applicable investment         1,455     1,837     1,879
      expenses                             -----     -----     -----

          Net investment income          $68,815   $59,887  $ 57,460
                                         =======   =======  ========



  Net investment income and realized gains and losses applicable to the Separate Account are not included in C.M. Life's net investment income and realized gains and losses reported in the Statements of Operations.

11.    Realized and Unrealized Gains and Losses:
       ----------------------------------------


  The cost of investments sold is determined by the specific identification method. Realized gains and losses and the change in the difference between market value and cost for fixed maturities and equity securities are summarized as follows:

                                              1995         1994         1993
                                              ----         ----         ----
      Realized Gains and Losses:
           Fixed Maturities:
              Realized gains                $    3,598  $     1,358  $     5,931
              Realized losses                  (4,658)      (4,439)      (1,016)
                                               -------      -------      -------

                                               (1,060)      (3,081)        4,915
                                               -------      -------        -----

            Equity Securities and
            Options:
              Realized gains                     1,518            -            4
              Realized losses                    (758)            -            -
                                                 -----   ----------   ----------

                                                   760            -            4
                                                   ---   ----------    ---------

            Real Estate:
              Realized gains                         -            -            -
              Realized losses                    (310)      (2,158)            -
                                                 -----      -------

                                                 (310)      (2,158)            -
                                                 -----      -------     --------

            Mortgage Loans:
              Realized gains                        52            -            -
              Realized losses                  (1,404)      (2,093)         (13)
                                               -------      -------         ----

                                               (1,352)      (2,093)         (13)
                                               -------      -------         ----


            (Gains)/Losses                         822        4,799      (4,447)
                                                   ---        -----      ------
      Transferred to IMR

      Net Realized Capital                  $  (1,140)  $   (2,533)  $       459
                                            ----------  -----------  -----------
      Gains/(Losses)
      Unrealized Gains and Losses:
      Fixed Maturities:
      Net unrealized
      gains(losses),end of year               $31,789    $(33,077)    $  20,870
      Net unrealized gains, beginning         (33,077)       20,870       16,497
      of year                                ---------       ------       ------

      Change in unrealized gains or
         losses on fixed maturities            $64,866    $(53,947)   $    4,373
                                               =======    ========    ==========



  The change in unrealized gains and (losses) for equity securities were $7,422, $(30), and $50 as of December 31, 1995, 1994 and 1993, respectively.


12.  Contingencies:
     -------------


  C.M. Life is involved in regulatory proceedings and various litigation in the ordinary course of business. In the opinion of management, the ultimate resolution of such proceedings and litigation will not result in fines or judgements which, in the aggregate, would materially affect C.M. Life's financial position.


13.  Merger of Connecticut Mutual:
     ----------------------------


  On September 8, 1995, the Board of Directors of Connecticut Mutual approved the merger of Connecticut Mutual and Massachusetts Mutual Life Insurance Company. Thereafter, a definitive agreement was signed by both companies. On January 27, 1996, Connecticut Mutual and insurance subsidiary policyholders' and other insureds and annuitants approved the merger. The merger was reviewed by the insurance regulatory authorities in Massachusetts and Connecticut, and approved. The merger was effective March 1, 1996.

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To C.M. Life Insurance Company:



We have audited the accompanying balance sheets of C.M. Life Insurance Company (a Connecticut corporation and a wholly owned subsidiary of Connecticut Mutual Life Insurance Company) as of December 31, 1995 and 1994, and the related statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C.M. Life Insurance Company as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.
Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedules I and VI are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                              s/   Arthur Andersen LLP




Hartford, Connecticut
February 15, 1996
(Except with respect to the matter discussed in Note 13, as to which the date is March 4, 1996.)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
--------------------------------------------------------------------

AND FINANCIAL
-------------

DISCLOSURE
----------


No events have occurred which are required to be reported by Item 304 of Regulation S-K.

                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------




                           Position with
                           C.M. Life; Year      Other Positions During
Name (Age at 12/31/95)     Commenced            the Past Five Years
----------------------     ----------------     -------------------




David E. Sams, Jr. (52)    Director and         President and Chief Executive
                           President, July      Officer of Connecticut Mutual;
                           1993 (Principal      previously President and Chief
                           Executive Officer)   Executive Officer of Capital
                                                Holding Corp - Agency Group
                                                and Chairman, Commonwealth
                                                Life Insurance Company;
                                                Director, Compdent Dental
                                                Benefit Plans





J. Brinke Marcuccilli (41) Chief Financial Officer,    Chief Financial Officer,
                           May 1994                    Connecticut Mutual since
                                                       May of 1994; Vice
                                                       President/Chief Financial
                                                       Officer of Providian
                                                       Corporation, Agency
                                                       Group from September
                                                       1987 until May 1994.

------------------------------------------------------------





                           Position with
                           C.M. Life; Year      Other Positions During
Name (Age at 12/31/95)     Commenced            the Past Five Years
----------------------     ----------------     -------------------





John A. Hubbard (42)       Actuary, May 1987    Actuary, Connecticut Mutual
                                                since December 1991; Associate
                                                Actuary, Connecticut Mutual,
                                                March 1990 until December
                                                1991.



Ann F. Lomeli (39)         Secretary, December  Corporate Secretary (since
                           1988                 December 1988) and Counsel
                                                (since May 1991) of Connect-
                                                icut Mutual.



Scott C. Peters (37 )      Treasurer, February 1994    Vice President and
                                                       Treasurer (since February
                                                       1994);Associate Treasurer
                                                       from August 1992 until
                                                       February 1994; Assistant
                                                       Vice President and
                                                       Director of Treasurey
                                                       Operations September 1990
                                                       until August 1992

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------


The officers and directors of C.M. Life are employees of Connecticut Mutual and perform their duties for C.M. Life as part of their employment with Connecticut Mutual. Many of them serve as directors and officers of other companies that are also wholly owned by Connecticut Mutual. Although applicable expense allocation agreements between and among Connecticut Mutual and its subsidiaries (such as C.M. Life) do not specifically allocate to the subsidiaries, portions of the salaries paid by Connecticut Mutual, the amount of compensation received by any one director or officer of C.M. Life from Connecticut Mutual for services performed for C.M. Life would not exceed $100,000 annually. The directors of C.M. Life do not receive fees (or expenses) for serving as directors of C.M. Life or for attending directors' meetings. None of the officers or directors of C.M. Life owns shares of capital stock of C.M. Life, which is wholly owned by Connecticut Mutual. The officers and directors of C.M. Life, individually and as a group, hold (by virtue of their ownership of insurance policies issued by Connecticut Mutual) interests in Connecticut Mutual of less than one percent.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------------------------------------------------------------

MANAGEMENT
----------


This item is not applicable since the Registrant is wholly owned by Connecticut Mutual.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------


Reinsurance (dollar amounts in thousands):
-----------------------------------------


C.M. Life reinsures (cedes) a portion of its life insurance business to Connecticut Mutual and other insurers, in order to reduce insurance risk. C.M. life's retention limit per individual insured is $4 million; the portion of the risk exceeding the retention limit is reinsured with other insurers.

The reinsurance contract with Connecticut mutual is a modified coinsurance quota-share treaty. Under the treaty C.M. Life cedes 50% of the premiums on universal life policies issued in 1985 and 75% of the premiums with issue dates on or after January 1, 1986. In return Connecticut Mutual pays C.M. Life a stipulated expense allowance, death and surrender benefits, and a modified coinsurance adjustment. Reserves for payment of future benefits for the ceded policies are retained by C.M. Life.
C.M. Life also has a stop-loss agreement with Connecticut Mutual under which C.M. Life cedes claims which, in aggregate, exceed $24,245, $18,348 in 1994, and $16,431 in 1993. In 1995, 1994, and 1993, the limit was not exceeded. The agreement was amended and renewed in 1994 for a duration of three years. The amended maximum coverage is $25,000. C.M. Life paid approximately $602, $435, and $446 in premiums under the agreement in 1995, 1994 and 1993, respectively. C.M. Life is contingently liable with respect to ceded reinsurance in the event any reinsurer is unable to fulfill its contractual obligations.




Related Party Transactions (dollar amounts in thousands):
--------------------------------------------------------


  Connecticut Mutual allocates certain expenses to C.M. Life for providing operating facilities, human resources, computer software development and managerial services. Total expenses allocated to C.M. Life were approximately $34,008, $16,412, and $18,831 in 1995, 1994 and 1993, respectively. The increase is attributable to increased sales for C.M. Life and decreased sales for the parent, Connecticut Mutual, resulting in a larger portion of certain expenses being allocated to C.M. Life.


SCHEDULE I


C.M. LIFE INSURANCE COMPANY
SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 1995
($ IN THOUSANDS)




                                                             Fair     Balance
                                                  Cost or    Value    Sheet
         Type of Investment                       Other      (see     Amount
                                                  Basis      note)    Basis
                                                   -----     -----     ------

Fixed Maturities:
      U.S. Government                              $24,102   $25,864   $24,102
  Special Revenue and Special
      Assessment Obligations
      and all Non-guaranteed
      Obligations
      of Government Agencies
      Authorities, and Subdivisions                  3,715     3,709     3,715
   Foreign Government, Province and
      Municipal                                     11,186    11,374    11,186
  Public Utility                                    45,150    47,437    45,150
  Mortgage Backed Obligations                      150,694   157,491   150,694
  Industrial and Miscellaneous                     501,252   522,013   501,252
                                                   -------   -------   -------
            Total Fixed Maturities                 736,099   767,888   736,099
                                                   -------   -------   -------


Equity Securities:
  Nonredeemable Preferred Stocks                       263       210       263
  Common Stocks                                     64,225    72,361    72,361
                                                    ------    ------    ------


       Total Equity Securities                      64,488    72,571    72,624
                                                    ------    ------    ------


       Total Fixed Maturities and


                Equity Securities                  800,587   840,459   808,723
                                                   -------   =======   -------

Other Investments:

  Mortgage Loans on Real Estate                     33,611    26,783    26,705

  Real Estate                                            -      (see         -
                                                               note)

  Policy Loans                                     126,014      (see   126,014
                                                               note)

  Cash and Cash Equivalents                         15,069    15,069    15,069
                                                    ------              ------


             Total Other Investments               174,694             167,788
                                                   -------             -------
             Total Investments                    $975,281            $976,511
                                                  ========            ========

Note: Fair values for equity securities and fixed maturities approximate those quotations published by applicable stock exchanges or are received from other reliable sources. Fair values for real estate are not readily available. Approximately 98% of policy loans are comprised of variable interest rate loans whose carrying value approximate fair value.

SCHEDULE VI

C.M. LIFE INSURANCE COMPANY
REINSURANCE
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
($ IN THOUSANDS)




                                                    Ceded
                                      Gross        To Other        Net
                                      Amount      Companies       Amount
                                      ------      ---------       ------
December 31, 1995

     Life insurance in force        $19,132,954    $7,323,441   $11,809,513
                                    ===========    ==========   ===========

     Premiums:  Life Insurance         $134,278       $50,732       $83,546
                                       ========       =======       =======

December 31, 1994

     Life insurance in force        $15,800,300    $7,310,290    $8,490,010
                                    ===========    ==========    ==========

     Premiums:  Life Insurance         $111,238       $54,032       $57,206
                                       ========       =======       =======

December 31, 1993


     Life insurance in force        $14,521,452    $7,382,223    $7,139,229
                                    ===========    ==========    ==========

     Premiums:  Life insurance         $108,097       $56,905       $51,192
                                       ========       =======       =======


                               PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
----------------------------------------------------------------------

8-K
---


(a)  1. Financial Statements (set forth in Item 8.):

      - Balance sheets as of December 31, 1995 and 1994.
      - Statements of Operations for each of the three years ended December 31, 1995, 1994 and 1993.
      - Statements of Stockholder's Equity for each of the three years ended December 31, 1995, 1994 and 1993.
      - Statements of Cash Flows for each of the three years ended December 31, 1995, 1994 and 1993.
      - Notes to Financial Statements.
      - Report of Independent Public Accountants.

     2. Financial Statement Schedules (set forth below):

        - Schedule I   - Summary of Investments - Other than Investments in
                         Related Parties as of December 31, 1995.
        - Schedule VI  - Reinsurance for the years ended December 31, 1995, 1994 and 1993.
     All other schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the financial statements or notes thereto.

     3.  Exhibit Number
     Per Item 601 of             Description
     Regulation S-K              of Exhibits
     ---------------             -----------


           1 Principal Underwriting Agreement by and between C.M. Life Insurance Company and G.R. Phelps & Co., Inc.**

          3(a)      Charter of C.M. Life Insurance Company.*

          3(b)      By Laws of C.M. Life Insurance Company.*


            4(a)    Form of Individual Contract for the Panorama Plus Annuity.**

                      (i) Form of IRA Endorsement for the Panorama Plus Annuity Individual Contract.**
                      (ii) Form of Terminal Illness Endorsement for the Panorama Plus Annuity Individual Contract.**
                      (iii) Form of Tax-Sheltered Annuity Endorsement for the Panorama Plus Annuity Individual Contract.**
                      (iv) Form of Qualified Plan Endorsement for the Panorama Plus Annuity Individual Contract.**
                      (v) Form of Unisex Endorsement for the Panorama Plus Annuity Individual Contract.**

                 4(b)     Form of Group Contract for the Panorama Plus
                          Annuity.**
                      (i) Form of IRA Endorsement for the Panorama Plus Annuity Group Contract.**
                      (ii)    Form of Terminal Illness Endorsement for the
                              Panorama Plus Annuity Group Contract.**
                      (iii)   Form of Tax-Sheltered Annuity Endorsement for the
                              Panorama Plus Annuity Group Contract.**

                      (iv) Form of Qualified Plan Endorsement for the Panorama Plus Annuity Group Contract.**
                      (v) Form of Unisex Endorsement for the Panorama Plus Annuity Group Contract.**

                 4(c) Form of Individual Certificate for the Panorama Plus Annuity.**

                      (i) Form of IRA Endorsement for the Panorama Plus Annuity Individual Certificate.**
                      (ii) Form of Terminal Illness Endorsement for the Panorama Plus Annuity Individual Certificate.**
                      (iii) Form of Tax-Sheltered Annuity Endorsement for the Panorama Plus Annuity Individual Certificate.**

                      (iv) Form of Qualified Plan Endorsement for the Panorama Plus Annuity Individual Certificate.**
                      (v) Form of Unisex Endorsement for the Panorama Plus Annuity Individual Certificate.**

                4(d) Form of Application for the Individual Panorama Plus Annuity.**

                4(e)      Form of Application for the Group Panorama Plus
                          Annuity.**
                4(f) Form of Application Supplement for Panorama Plus Tax Sheltered Annuity.**

                4(g) Form of Certificate Application Supplement for Panorama Plus Tax Sheltered Annuity.**

                5 Opinion Regarding Legality (filed as Exhibit 5 to Pre-Effective Amendment No. 1 to Registration Statement filed April 13, 1992 on Form S-1 (Reg. No. 33-45123))

               10 Agreement to Purchase Shares by and between C.M. Life Insurance Company and Connecticut Mutual Financial Services Series Fund I, Inc.**

                 24(b) Consent of Counsel (filed as Exhibit 24(b) to Pre-Effective Amendment No. 1 to Registration Statement filed April 13, 1992 on Form S-1 (Reg. No. 33-45123)).


      * Incorporated by reference to the initial registration statement on Form N-4 for the Contracts and Panorama Plus Separate Account (File No. 33-45122) as filed with the Securities and Exchange Commission on January 16, 1992.

     ** Incorporated by reference to Pre-Effective Amendment No. 1 to the registration statement on Form N-4 for the Contracts and Panorama Plus Separate Account (File No. 33-45122) as filed with the Securities and Exchange Commission on April 13, 1992.


(b)  Reports on Form 8-K.
     No reports have been required to be filed on Form 8-K.


(d)  No additional financial statements are required to be filed.

                              SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       C.M. LIFE INSURANCE COMPANY
                                             (Registrant)



                                       By: s/ David E. Sams, Jr.
                                           ---------------------

                                         David E. Sams, Jr.
                                         President
                                         (Principal Executive Officer)


                                       Date: March 27, 1996
                                            ---------------
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signatures                      Title                         Date
      ----------                      -----                         ----





David E. Sams, Jr.             Director and President       March 27, 1996
--------------------                                        ---------------
David E. Sams, Jr.            (Principal Executive
                              Officer)




J. Brinke Marcuccilli        Chief Financial Officer       March 27, 1996
------------------------                                   --------------
J. Brinke Marcuccilli         (Principal Financial
                               Officer)