Form 10-Q/A
period 1995-12-31
C M LIFE INSURANCE CO
filed 1996-05-03
CIK 883232

[ARTICLE] 7
[LEGEND]
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM C.M. LIFE'S 1995 FINANCIAL STATEMENTS AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.
[/LEGEND]
[RESTATED]
[CIK] 0000883232
[NAME] C.M. LIFE INSURANCE COMPANY
[MULTIPLIER] 1000

[PERIOD-TYPE]                  3-MOS        6-MOS        9-MOS        12-MOS
[FISCAL-YEAR-END]        DEC-31-1995  DEC-31-1995  DEC-31-1995   DEC-31-1995
[PERIOD-END]             MAR-31-1995  JUN-30-1995  SEP-30-1995   DEC-31-1995
[DEBT-HELD-FOR-SALE]      745486<F1>   723307<F1>    723581<F1>   736099<F1>
[DEBT-CARRYING-VALUE]              0            0            0            0
[DEBT-MARKET-VALUE]                0            0            0            0
[EQUITIES]                         0        56130        70579        72571
[MORTGAGE]                     41609        34240        31980        26705
[REAL-ESTATE]                   1885         1869         1853            0
[TOTAL-INVEST]                905422       964051       974105       998974
[CASH]                          2048         6345         1466        15069
[RECOVER-REINSURE]              1120         1743          240          902
[DEFERRED-ACQUISITION]             0            0            0            0
[TOTAL-ASSETS]               1280476      1374229      1439857      1533474
[POLICY-LOSSES]               771904       790747       802050       813188
[UNEARNED-PREMIUMS]                0            0            0            0
[POLICY-OTHER]                  2084         1029          755         2026
[POLICY-HOLDER-FUNDS]         384126       450213       512141       585701
[NOTES-PAYABLE]                    0            0            0            0
[PREFERRED-MANDATORY]              0            0            0            0
[PREFERRED]                        0            0            0            0
[COMMON]                        2500         2500         2500         2500
[OTHER-SE]                    104330       103867       105645       110699
[TOTAL-LIABILITY-AND-EQUITY] 1280476      1374229      1439857      1533474
[PREMIUMS]                     58365       130158       196452       280092
[INVESTMENT-INCOME]            16472        33557        50175        68876
[INVESTMENT-GAINS]          (307)<F2>    (203)<F2>    (708)<F2>    (540)<F2>
[OTHER-INCOME]                   449         (430)       (1884)        3732
[BENEFITS]                     59620       130273       194763       270315
[UNDERWRITING-AMORTIZATION]        0            0            0            0
[UNDERWRITING-OTHER]            7613        21868        36429        51256
[INCOME-PRETAX]                 7155        11144        13518        23666
[INCOME-TAX]                    2625         3823         4274         9376
[INCOME-CONTINUING]             4224         7118         8535        13750
[DISCONTINUED]                     0            0            0            0
[EXTRAORDINARY]                    0            0            0            0
[CHANGES]                          0            0            0            0
[NET-INCOME]                    4224         7118         8535        13750
[EPS-PRIMARY]                      0            0            0            0
[EPS-DILUTED]                      0            0            0            0
[RESERVE-OPEN]                     0            0            0            0
[PROVISION-CURRENT]                0            0            0            0
[PROVISION-PRIOR]                  0            0            0            0
[PAYMENTS-CURRENT]                 0            0            0            0
[PAYMENTS-PRIOR]                   0            0            0            0
[RESERVE-CLOSE]                    0            0            0            0
[CUMULATIVE-DEFICIENCY]            0            0            0            0
    <F1>C.M. LIFE'S FIANCIAL STATEMENTS HAVE BEEN PREPARED IN CONFORMITY WITH
ACCOUNTING PRACTICES AND PROCEDURES OF THE NATIONAL ASSOCIATION OF INSURANCE COMMISSIONERS AS PRESCRIBED OR PERMITTED BY THE INSURANCE DEPARTMENT OF THE STATE OF CONNECTICUT. UNDER THESE ACCOUNTING PRACTICES, FIXED MATURITIES ELIGIBLE FOR AMORTIZATION ARE REPORTED AT AMORTIZED COST.
<F2>INVESTMENT GAINS ARE REPORTED NET OF APPLICABLE TAXES.