Form 10-K405/A
period 1995-12-31
C M LIFE INSURANCE CO
filed 1996-05-06
CIK 883232

[ARTICLE] 7
[LEGEND]
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM C.M. LIFE'S 1995 FINANCIAL STATEMENTS AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.
[/LEGEND]
[RESTATED]
[CIK] 0000883232
[NAME] C.M. LIFE INSURANCE COMPANY
[MULTIPLIER] 1000

[PERIOD-TYPE]                12-MOS
[FISCAL-YEAR-END]       DEC-31-1995
[PERIOD-END]            DEC-31-1995
[DEBT-HELD-FOR-SALE]         736099<F1>
[DEBT-CARRYING-VALUE]             0
[DEBT-MARKET-VALUE]               0
[EQUITIES]                    72571
[MORTGAGE]                    26705
[REAL-ESTATE]                     0
[TOTAL-INVEST]               998974
[CASH]                        15069
[RECOVER-REINSURE]              902
[DEFERRED-ACQUISITION]            0
[TOTAL-ASSETS]              1533474
[POLICY-LOSSES]              813188
[UNEARNED-PREMIUMS]               0
[POLICY-OTHER]                 2026
[POLICY-HOLDER-FUNDS]        585701
[NOTES-PAYABLE]                   0
[PREFERRED-MANDATORY]             0
[PREFERRED]                       0
[COMMON]                       2500
[OTHER-SE]                   110699
[TOTAL-LIABILITY-AND-EQUITY]1533474
[PREMIUMS]                   280092
[INVESTMENT-INCOME]           68876
[INVESTMENT-GAINS]            (540)<F2>
[OTHER-INCOME]                 3732
[BENEFITS]                   270315
[UNDERWRITING-AMORTIZATION]       0
[UNDERWRITING-OTHER]          51256
[INCOME-PRETAX]               23666
[INCOME-TAX]                   9376
[INCOME-CONTINUING]           13750
[DISCONTINUED]                    0
[EXTRAORDINARY]                   0
[CHANGES]                         0
[NET-INCOME]                  13750
[EPS-PRIMARY]                     0
[EPS-DILUTED]                     0
[RESERVE-OPEN]                    0
[PROVISION-CURRENT]               0
[PROVISION-PRIOR]                 0
[PAYMENTS-CURRENT]                0
[PAYMENTS-PRIOR]                  0
[RESERVE-CLOSE]                   0
[CUMULATIVE-DEFICIENCY]           0
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