Form 10-Q/A
period 1995-03-31
C M LIFE INSURANCE CO
filed 1996-05-14
CIK 883232

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


C.M. Life Insurance Company


Date May 5, 1995
     -----------

s/ David E. Sams, Jr.
- ---------------------


David E. Sams

Director and President




Date May 5, 1995
     -----------

s/ J. Brinke Marcuccilli
- ------------------------


J. Brinke Marcuccilli

Director and Chief Financial Officer