Form 10-K405/A
period 1995-12-31
C M LIFE INSURANCE CO
filed 1996-05-14
CIK 883232

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


ITEM 1.  BUSINESS
- -----------------



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



ITEM 2.  PROPERTIES
- -------------------

C.M. Life's principal office is located at 140 Garden Street, Hartford, Connecticut, where all of C.M. Life's records are maintained. This office space is owned by Connecticut Mutual.


ITEM 3.  LEGAL PROCEEDINGS
- --------------------------

C.M. Life is not involved in any litigation that is of material importance in relation to its financial statements. In addition, there are no legal proceedings to which the Panorama Plus or Panorama Premier Separate Accounts are a party.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

On January 27, 1996 Connecticut Mutual and insurance subsidiary policyholders and other insureds and annuitants approved the merger of Connecticut Mutual and MassMutual.


                                    PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
- ------------------------------------------------------------------------------

C.M. Life is a wholly owned subsidiary of Connecticut Mutual Life Insurance Company, and as such, there is no market for its common stock. As of March 1, 1996, C.M. Life became a wholly owned subsidiary of MassMutual.

ITEM 6.  SELECTED FINANCIAL DATA

C.M. LIFE INSURANCE COMPANY
SELECTED FINANCIAL DATA
FOR THE YEARS ENDED DECEMBER 31,
($ IN THOUSANDS)




Revenues:                        1995      1994      1993     1992     1991
- ---------                        ----      ----      ----     ----     ----

Premiums, annuity            $135,949    $112,222  $108,460 $117,805 $125,763
Considerations and other income
Less:  reinsurance ceded     (50,732)    (54,032)  (56,905) (60,830) (15,846)
                             --------    --------  -------- -------- --------

Net premiums, annuity         85,217      58,190    51,555   56,975   109,917
considerations and other income

Net investment income and     67,675      57,354    57,919   56,286    53,187
realized gains and losses    -------      ------    ------   ------    ------


     Total Revenue           152,892     115,544   109,474   113,261   163,104

Benefits, Losses and Expenses:
- ------------------------------


Benefits, claims and        132,067     101,243    98,700   111,843      129,797
settlement expenses
Other operating expenses     50,837      28,829    28,440    35,369       47,199
Less:  reinsurance          (52,538)    (45,804)  (50,001) (54,537)     (25,156)
benefits and expenses ceded --------    -------- --------  --------     --------


Total Benefits, Losses and  130,366      84,268    77,139    92,675     151,840
                            -------      ------    ------    ------      -------
Expenses

Income Before Federal        22,526      31,276    32,335    20,586      11,264
Income Tax Expense
Federal Income Tax Expense    8,776      13,488    11,241     9,055       6,429
                              -----      ------    ------     -----       -----


Net Income                   $13,750     $17,788  $21,094    $11,531    $4,835
                             =======     =======  =======    =======    ======

Total Assets              $1,533,748  $1,208,291 $970,010   $768,333   $664,755
                          ==========  ========== ========   ========   ========

The preceding selected financial data of C.M. Life should be read in conjunction with the financial statements and notes thereto and the related management's discussion and analysis

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- --------------------------------------------------------------------------------

OF OPERATIONS
- -------------


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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ----------------------------------------------------


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

1995
- ----
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
                              ========      =======      ======     ========



1994
- ----
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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
- --------------------------------------------------------------------

AND FINANCIAL
- -------------

DISCLOSURE
- ----------


No events have occurred which are required to be reported by Item 304 of Regulation S-K.

                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------------------------------




                           Position with
                           C.M. Life; Year      Other Positions During
Name (Age at 12/31/95)     Commenced            the Past Five Years
- ----------------------     ----------------     -------------------




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

- ------------------------------------------------------------





                           Position with
                           C.M. Life; Year      Other Positions During
Name (Age at 12/31/95)     Commenced            the Past Five Years
- ----------------------     ----------------     -------------------





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

ITEM 11.  EXECUTIVE COMPENSATION
- --------------------------------


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



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
- -------------------------------------------------------------

MANAGEMENT
- ----------


This item is not applicable since the Registrant is wholly owned by Connecticut Mutual.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------------------------------------------------------


Reinsurance (dollar amounts in thousands):
- -----------------------------------------


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




Related Party Transactions (dollar amounts in thousands):
- --------------------------------------------------------


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
                                       ========       =======       =======


                               PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
- ----------------------------------------------------------------------

8-K
- ---


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


      Signatures                      Title                         Date
      ----------                      -----                         ----





David E. Sams, Jr.             Director and President       March 27, 1996
- --------------------                                        ---------------
David E. Sams, Jr.            (Principal Executive
                              Officer)




J. Brinke Marcuccilli        Chief Financial Officer       March 27, 1996
- ------------------------                                   --------------
J. Brinke Marcuccilli         (Principal Financial
                               Officer)