Form 10-Q
period 1996-03-31
C M LIFE INSURANCE CO
filed 1996-05-15
CIK 883232

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                       For Quarter Ended   March 31, 1996
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




Registrant has 12,500 shares of common stock outstanding on March 31, 1996, all of which are owned by Massachusetts Mutual Life Insurance Company.

                          C.M. LIFE INSURANCE COMPANY


                                     INDEX



PART I:   Financial Information
          ---------------------



          Item 1:
          Financial Statements:

                   Balance Sheet -
                     March 31, 1996 and December 31, 1995

                   Statement of Operations -
                     Three Months Ended
                     March 31, 1996 and 1995

                   Statement of Stockholder's Equity -
                     Three Months Ended
                     March 31, 1996 and 1995

                   Statement of Cash Flows -
                     Three Months Ended
                     March 31, 1996 and 1995

                   Notes to Financial Statements

          Item 2:
          Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations


PART II:  Other Information
          -----------------
          Item 1:  Not applicable.

          Item 2:  Not applicable.

          Item 3:  Not applicable.

          Item 4:  Not applicable.

          Item 5:  Not applicable.

          Item 6:  Exhibits and Reports on Form 8-K



C.M. LIFE INSURANCE COMPANY
BALANCE SHEETS
($ IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                        March 31, 1996   December 31, 1995
                                     -----------------   -----------------

ASSETS:
Investments:
Fixed maturities at cost                    $745,146.1          $736,099.0
Equity securities at cost                     52,470.6            72,571.7
Mortgage loans on real estate at              30,388.7            26,705.4
net realizable value
Policy loans at outstanding balance          127,352.0           126,014.3
Cash and cash equivalents                     47,282.0            15,068.5
                                     -----------------   -----------------


Total investments                          1,002,639.4           976,458.9
                                     -----------------   -----------------


Investment and insurance amounts              27,642.4            22,514.7
receivable
Other assets                                     818.9             3,068.6
Assets of Separate Account                   597,421.6           531,432.2
                                     -----------------   -----------------


TOTAL ASSETS                              $1,628,522.3        $1,533,474.4
                                     -----------------   -----------------


LIABILITIES AND STOCKHOLDER'S
EQUITY:
Liabilities:
Policyholders' reserves and funds           $873,631.6          $867,672.0
Policy claims and benefits
 currently payable                             7,132.1             2,085.9
Federal income tax payable                     8,700.7             2,820.9
Asset valuation reserve                       16,949.1            15,868.5
Remittances and items not allocated            9,304.5             3,861.2
Transfers due from Separate Account         (23,832.4)          (22,300.5)
Liabilities of Separate Account              597,421.6           531,432.2
Other liabilities                             21,258.7            18,835.0
                                     -----------------   -----------------


Total liabilities                          1,510,565.9         1,420,275.2
                                     -----------------   -----------------


STOCKHOLDER'S EQUITY:
Common stock, $200 par value -
     50,000 shares authorized,
     12,500 shares issued and                  2,500.0             2,500.0
oustanding
Additional paid-in capital                    43,759.0            43,759.0
Retained earnings                             71,697.5            66,940.2
                                     -----------------   -----------------


Total stockholder's equity                   117,956.5           113,199.2
                                     -----------------   -----------------


TOTAL LIABILITIES AND
 STOCKHOLDER'S EQUITY                     $1,628,522.3        $1,533,474.4
                                     =================   =================

The accompanying notes are an integral part of these unaudited financial statements.






C.M. LIFE INSURANCE COMPANY
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
 ($ IN THOUSANDS)


                                                        1996          1995
                                                    ------------   ----------

REVENUES:
  Premiums and annuity considerations                 $85,922.9      $58,365.1
  Net investment income and other income               17,982.9       16,538.0
                                                    -----------    ---------


       Total revenues                                 103,905.8       74,903.1

DISPOSITION OF REVENUE:
  Policy payments and benefits                         22,375.5       15,825.3
  Additions to policyholders' reserves and             60,377.0       44,308.9
      funds
  Operating expenses                                    6,080.6        3,701.5
      Commissions                                       3,162.3        2,712.4
      State taxes, licenses and fees                    1,214.9        1,199.6
       Total disposition of revenue                    93,210.4       67,747.7
                                                    -----------    ---------


       Net gain before federal taxes                   10,695.4        7,155.4

FEDERAL INCOME TAX EXPENSE                              4,232.9        2,625.0
       Net gain from operations                         6,462.5        4,530.4

NET REALIZED CAPITAL (LOSS) GAIN                        2,262.6        (306.5)
                                                    ----------     ----------


     NET INCOME                                        $8,725.1       $4,223.9
                                                    ===========    =========

The accompanying notes are an integral part of these unaudited financial statements.



C.M. LIFE INSURANCE COMPANY
STATEMENTS OF STOCKHOLDER'S EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
($ IN THOUSANDS)


                                                  1996          1995
                                              ------------   -----------

Stockholder's equity beginning of year          $113,199.2    $103,837.4

Increases (decreases) due to:
  Net gain from operations                         8,725.1       4,223.9
  Net unrealized capital loss                    (1,267.8)             -
  Change in asset valuation reserve              (1,080.6)     (1,276.5)
  Change in nonadmitted assets                        99.5          44.9
  Change in mortgage investment reserve          (1,718.9)             -
                                              ------------ - -----------

Net increase (decrease)                            4,757.3       2,992.3
                                              ------------   -----------


TOTAL STOCKHOLDER'S EQUITY, end of year         $117,956.5    $106,829.7
                                              ============   ===========

The accompanying notes are an integral part of these unaudited financial statements.






C.M. LIFE INSURANCE COMPANY
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
 ($ IN THOUSANDS)


                                                 1996            1995
                                            --------------   -------------

CASH PROVIDED:

Premiums and annuity considerations,
     net of reinsurance                         $94,584.8       $53,271.6
Net investment and other income                  15,969.0        19,128.1
                                            -------------    ------------

                                                110,553.8        72,399.7

Benefits and interest to policyholders
 and beneficiaries, net of reinsurance         (69,379.7)      (34,758.2)
Operating expenses, commissions,
  other expenses and taxes paid                 (4,053.9)       (7,502.8)
Other payments, net                               (902.4)       (4,101.9)
Net cash provided by operations                  36,217.8        26,036.8
                                            -------------    ------------


Proceeds from the the disposition of
     fixed maturities, equities and
     mortgage loans on real estate               35,557.2       121,888.9
                                            -------------    ------------

      Total cash provided                        71,775.0       147,925.6
                                            -------------    ------------


CASH APPLIED:

Purchases of fixed maturities                    39,561.5       148,895.9
Other applications                                      -             6.7
                                            -------------    ------------

     Total cash applied                          39,561.5       148,903.0
                                            -------------    ------------


Net increase (decrease) in cash and cash
     equivalents                                 32,213.5         (977.4)

CASH AND CASH EQUIVALENTS:

     Beginning of year                           15,068.5         3,025.0
                                            -------------    ------------


     End of period                              $47,282.0        $2,047.6
                                            =============    ============


The accompanying notes are an integral part of these unaudited financial statements.

C.M. LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996 AND 1995
(AMOUNTS IN THOUSANDS)
(UNAUDITED)
1.        General:
          -------



    C.M. Life Insurance Company (C.M. Life) is a wholly owned stock life insurance subsidiary of Massachusetts Mutual Life Insurance Company (MassMutual).

    On September 8, 1995, the Board of Directors of Connecticut Mutual Life Insurance Company, (Connecticut Mutual) approved the merger of Connecticut Mutual and Massachusetts Mutual Life Insurance Company. Thereafter, a definitive agreement was signed by both companies. On January 27, 1996, Connecticut Mutual and insurance subsidiary policyholders and other insureds and annuitants approved the merger. The merger was reviewed by the insurance regulatory authorities in Massachusetts and Connecticut, and approved. The merger was effective February 29, 1996.

    In the opinion of C.M. Life these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 1996 and December 31, 1995, the results of its operations, stockholder's equity, and its cash flows for the three months ended March 31, 1996 and 1995.

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

2.  Related Party Transactions:
    --------------------------


    The Parent, MassMutual, allocates certain expenses to C.M. Life for providing operating facilities, human resources, computer software development and managerial services. Total expenses allocated to C.M. Life were approximately $6,281 and $4,121 for the three month period ended March 31, 1996 and 1995.

3.  Net Investment and Other Income:
    -------------------------------

    Net investment and other income is comprised of the following:
                                             Three Months Ended
                                                  March 31,
                                        -----------------------------

                                            1996              1995
                                        ------------       ----------

Fixed Maturities                            $13,983           $13,451
Mortgage loans on real estate                   725               762
Policy loans                                  2,530             2,277
Amortization of IMR                            (15)             (238)
Other                                           308               301
                                        ------------       ----------

    Total Investment Income                  17,531            16,553
Less: Applicable investment expense             164               326
                                        ------------       ----------

    Net Investment Income                    17,367           $16,227
Other Income                                    616               311
                                        ------------       ----------

    Net Investment and Other Income          $17,983          $16,538
                                        ============       ==========


ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


    Results of Operations (dollar amounts in thousands)
    ---------------------------------------------------


    Three Months Ended March 31, 1996 Compared with 1995
    ----------------------------------------------------


    For the three months ended March 31, 1996, C.M. Life had net income of $8,725 as compared with net income of $4,224 for the same period in 1995. The increase in net income of $4,501was attributable to increased premium income of $27,558 partially offset by increased insurance and acquisition expenses of $25,462 and the increase in net realized capital gains of $2,569 to $2,263 in 1996 from a loss of $306 in 1995.

    Premium income increased $27,558 to $85,923 in 1996 from $58,365 in 1995. This increase is due to the introduction of the Universal Life Enterprise Plus product in March of 1995 with excellent sales results.

    Reinsurance ceded decreased $1,572 from $14,206 in 1995 to $12,634 in 1996, due to lower direct premiums for the reinsured block of business.
    Net investment income increased by $1,140 from 1995; this increase was attributable to increased invested assets, especially fixed maturities and policy loans.

    Expenses related to benefits, claims, settlements, insurance operations, acquisitions and state taxes and fees increased $25,463 to $93,210 in 1996 from $67,748 in 1995. This increase is attributed to the 47% increase in premiums offset by decreased death claims and reserve changes. Surrenders increased $8,457 from $7,993 in 1995 to $16,450 in 1996 while death claims decreased $7,540 from $9,338 in 1995 to $1,798 in 1996. Reserves ceded increased $2,676 to $3,190 in 1996 up from $514 in 1995.

    Reinsurance benefits and expenses decreased $147 to $12,959 in 1996 from $13,106 in 1995.

    Income tax expense increased by $1,608 from 1995. Taxable income increased $4,537 from $7,500 in 1995 to $12,037 in 1996 with most of the increase being attributable to the $3,540 increase in net gain from operations.

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

    Segment Information
    -------------------


    During 1996 and 1995, C.M. Life's operations consisted of one business segment which was principally the sale of universal life insurance and annuity products. C.M. Life was not dependent upon any single customer and no single customer accounted for more than 10% of revenues in 1996 and 1995.

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

    MassMutual has over $52 billion in life insurance assets and $103 billion in total assets under management. Best's Insurance Reports, Life-Health Edition, upgraded C.M. Life's rating on March 4, 1996 to the highest possible rating of A++. MassMutual's ratings were the highest possible from A.M. Best (A++), Duff & Phelps (AAA), and the second-highest rating from Moody's Investors Service (Aa1).

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


ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K

    Form 8-K was filed on February 29, 1996 to disclose a Change in Control of Registrant. The Registrant's sole shareholder,
    Connecticut Mutual Life Insurance Company was merged with and into Massachusetts Mutual Life Insurance Company with MassMutual as the surviving company on February 29, 1996 at 11:59 pm.

                                   SIGNATURES






     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C.M. Life Insurance Company


Date May 15, 1996
     ------------

s/ David E. Sams, Jr.
- ---------------------


David E. Sams

Director and President




Date May 15, 1996
     ------------

s/ J. Brinke Marcuccilli
- ------------------------


J. Brinke Marcuccilli