Form 10-Q
period 1996-06-30
C M LIFE INSURANCE CO
filed 1996-08-14
CIK 883232

                                   FORM 10-Q



                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended   June 30, 1996               Commission File Number  33-85988
                  -----------------                                     --------


                          C.M. LIFE INSURANCE COMPANY
                          ---------------------------
            (Exact name of registrant as specified in its charter)


            Connecticut                              06-1041383
            -----------                              ----------
 (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                 Identification No.)


                 140 Garden Street, Hartford, Connecticut 06154
                 ----------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (860) 987-6500
                                 --------------
              (Registrant's telephone number, including area code)


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

                             (1) Yes   X     No
                                     -----      -----
                             (2) Yes   X     No
                                     -----      -----



Registrant has 12,500 shares of common stock outstanding on June 30, 1996, all of which are owned by Massachusetts Mutual Life Insurance Company.

The Registrant meets the conditions set forth in General Instruction (1) (a) and
(b) of Form 10Q and is therefore filing this form with the reduced disclosure format.

                          C.M. LIFE INSURANCE COMPANY


                                     INDEX



PART I:   Financial Information
          ---------------------


          Item 1:  Financial Statements:

                       Statement of Financial Position -
                        June 30, 1996 and December 31, 1995  .  .  . 3

                       Statement of Operations -
                        Three Months Ended
                        June 30, 1996 and 1995      .  .  .  .  .  . 4

                       Statement of Operations -
                        Six Months Ended
                        June 30, 1996 and 1995      .  .  .  .  .  . 5

                       Statement of Stockholder's Equity -
                        Six Months Ended
                        June 30, 1996 and 1995      .  .  .  .  .  . 6

                       Statement of Cash Flows -
                        Six Months Ended
                        June 30, 1996 and 1995    .  .  .  .  .  .  .7

                       Notes to Financial Statements    .  .  .  .  .8

          Item 2:  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations   .  .  .  .  .  .  .  .  .  .  .  .  .10


PART II:  Other Information
          -----------------

          Item 1:  Not applicable.

          Item 2:  Not applicable.

          Item 3:  Not applicable.

          Item 4:  Not applicable.

          Item 5:  Not applicable.

          Item 6:  Exhibits and Reports on Form 8-K .  .  .  .  .  . 13

          Item 7:  Financial Data Schedule

                          C.M. Life Insurance Company
                        Statement of Financial Position
                   ($ In Thousands Except Per Share Amounts)

                                          June 30, 1996   December 31, 1995
                                        ---------------- -------------------
ASSETS:
Investments:
Fixed maturities at cost                       $764,372            $736,099
Equity securities at cost                        46,650              72,572
Mortgage loans on real estate at net
 realizable value                                31,752              26,705
Policy loans at outstanding balance             128,243             126,014
Cash and cash equivalents                        92,563              15,069
                                        ---------------- -------------------
Total Investments                             1,063,580             976,459
                                        ---------------- -------------------

Investment and insurance amounts
 receivable                                      22,450              22,515
Other assets                                      1,386               3,069
Assets of Separate Account                      640,058             531,432
                                        ---------------- -------------------
TOTAL ASSETS                                 $1,727,474          $1,533,475
                                        ---------------- -------------------
LIABILITIES AND STOCKHOLDER'S EQUITY:
Liabilities:
Policyholders' reserves and funds              $883,194            $867,672
Policy claims and benefits currently
 payable                                          2,007               2,086
Federal income tax payable                        1,597               2,821
Asset valuation reserve                          19,798              15,869
Remittances and items not allocated              57,825               3,861
Transfers due from Separate Account             (23,832)            (22,301)
Liabilities of Separate Account                 640,058             531,432
Other liabilities                                26,567              18,836
                                        ---------------- -------------------
Total Liabilities                             1,607,214           1,420,276
                                        ---------------- -------------------
STOCKHOLDER'S EQUITY:
Common stock, $200 par value -
     50,000 shares authorized,
     12,500 shares issued and
      outstanding                                 2,500               2,500
Additional paid-in capital                       43,759              43,759
Retained earnings                                74,001              66,940
                                        ---------------- -------------------
Total Stockholder's Equity                      120,260             113,199
                                        ---------------- -------------------
TOTAL LIABILITIES AND
 STOCKHOLDER'S EQUITY                        $1,727,474          $1,533,475
                                        ================ ===================



The accompanying notes are an integral part of these unaudited financial statements.

                          C.M. Life Insurance Company
                            Statement of Operations
               For the Three Months Ended June 30, 1996 and 1995
                                ($ in Thousands)

                                                 1996         1995
                                            ------------ ------------
REVENUES:
    Premiums and annuity considerations         $75,760      $71,793
    Net investment income and other income       19,205       17,680
                                            ------------ ------------

         Total revenues                          94,965       89,473

BENEFITS AND EXPENSES:
    Policy payments and benefits                 23,214       12,831
    Additions to policyholders'
     reserves and funds                          52,711       58,398
    Operating expenses                            6,209        9,801
    Commissions                                   5,441        3,138
    State taxes, licenses and fees                  882        1,316

                                            ------------ ------------
         Total benefits and expenses             88,457       85,484
                                            ------------ ------------

         Net gain before federal income           6,508        3,989
          taxes

FEDERAL INCOME TAX EXPENSE                        3,312        1,198
                                            ------------ ------------
        Net gain from operations                  3,196        2,791

NET REALIZED CAPITAL GAIN                             8          104
                                            ------------ ------------
     NET INCOME                                  $3,204       $2,895
                                            ============ ============

The accompanying notes are an integral part of these unaudited financial statements.
Prior year amounts have been reclassed to conform with 1996 presentation.

                          C.M. Life Insurance Company
                            Statement of Operations
                For the Six Months Ended June 30, 1996 and 1995
                                ($ in Thousands)

                                                 1996            1995
                                            ------------    ------------
REVENUES:
    Premiums and annuity considerations        $161,683        $130,158
    Net investment income and other              37,188          34,218
     income                                 ------------    ------------

         Total revenues                         198,871         164,376

BENEFITS AND EXPENSES:
    Policy payments and benefits                 45,590          28,657
    Additions to policyholders' reserves
     and funds                                  113,088         102,707
    Operating expenses                           12,290          13,503
    Commissions                                   8,603           5,850
    State taxes, licenses and fees                2,097           2,515
                                            ------------    ------------
         Total benefits and expenses            181,668         153,232
                                            ------------    ------------
         Net gain before federal income
           taxes                                 17,203          11,144


FEDERAL INCOME TAX EXPENSE                        7,545           3,823
                                            ------------    ------------
         Net gain from operations                 9,658           7,321

NET REALIZED CAPITAL GAIN (LOSS)                  2,271            (203)
                                            ------------    ------------
    NET INCOME                                  $11,929          $7,118
                                            ============    ============

The accompanying notes are an integral part of these unaudited financial statements.
Prior year amounts have been reclassed to conform with 1996 presentation.

                          C.M. Life Insurance Company
                       Statement of Stockholder's Equity
                For the Six Months Ended June 30, 1996 and 1995
                                ($ in Thousands)

                                            1996       1995
                                        ---------- ----------
STOCKHOLDER'S EQUITY, beginning of year   $113,199   $103,837

Increases (decreases) due to:
  Net gain from operations                  11,929      7,118
  Net unrealized capital gain                  335      2,261
  Change in asset valuation reserve         (3,929)    (6,015)
  Change in nonadmitted assets                (287)      (834)
  Change in mortgage investment reserve       (987)         -
                                        ---------- ----------
Net increase                                 7,061      2,530
                                        ---------- ----------
TOTAL STOCKHOLDER'S EQUITY, end of year   $120,260   $106,367
                                        ========== ==========

The accompanying notes are an integral part of these unaudited financial statements.
Prior year amounts have been reclassed to conform with 1996 presentation.

                          C.M. Life Insurance Company
                            Statements of Cash Flows
                For the Six Months Ended June 30, 1996 and 1995
                                ($ in Thousands)

                                                1996            1995
                                           ------------     -----------
CASH PROVIDED:
Premiums and annuity considerations,
   net of reinsurance                        $ 177,068        $120,362
Net investment and other income                 36,606          42,992
                                           ------------     -----------
                                               213,674         163,354

Benefits and interest to policyholders
 and beneficiaries, net of reinsurance        (110,384)        (73,254)
Operating expenses, commissions,
  other expenses and taxes paid                (18,488)        (30,441)
Other payments, net                             (2,228)         (9,163)
                                           ------------     -----------
Net cash provided by operations                 82,574          50,496
                                           ------------     -----------
Proceeds from the disposition of fixed
     maturities, equity securities and
     mortgage loans on real estate              80,896         261,738
Other cash provided                             14,268           4,860
                                           ------------     -----------
      Total cash provided                      177,738         317,094
                                           ------------     -----------
CASH APPLIED:

Purchases of fixed maturities, equity
 securities and mortgage loans on real
 estate                                        100,244         313,212
Other applications                                   -             562
                                           ------------     -----------
     Total cash applied                        100,244         313,774
                                           ------------     -----------
Net increase in cash and cash
 equivalents                                    77,494           3,320

CASH AND CASH EQUIVALENTS:

     Beginning of year                          15,069           3,025
                                           ------------     -----------
     End of period                           $  92,563        $  6,345
                                           ============     ===========

The accompanying notes are an integral part of these unaudited financial statements.
Prior year amounts have been reclassed to conform with 1996 presentation.

                          C.M. Life Insurance Company
                         Notes to Financial Statements
                             June 30, 1996 and 1995
                             (Amounts in Thousands)
                                  (Unaudited)
1.  General:
    -------


        C.M. Life Insurance Company (C.M. Life) is a wholly owned stock life insurance subsidiary of Massachusetts Mutual Life Insurance Company (MassMutual).

        Effective February 29, 1996 Connecticut Mutual Life Insurance Company (Connecticut Mutual) merged with MassMutual. Connecticut Mutual was the former parent of C.M. Life.

        In the opinion of C.M. Life these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 1996 and December 31, 1995, the results of its operations for the three month and six month periods ended June 30, 1996 and 1995, stockholder's equity and its cash flows for the six months ended June 30, 1996 and 1995 .

        C.M. Life's financial statements have been prepared in conformity with accounting practices and procedures of the National Association of Insurance Commissioners (NAIC) as prescribed or permitted by the Insurance Department of the State of Connecticut.

        The Financial Accounting Standards Board (FASB), which has no role in establishing regulatory practices, issued Interpretation 40, Applicability of Generally Accepted Accounting Principles to Mutual Life Insurance and Other Enterprises, and Statement of Financial Accounting Standards No. 120, Accounting and Reporting by Mutual Life Insurance Enterprises for Certain Long-Duration Participating Contracts. The American Institute of Certified Public Accountants, which also has no role in establishing regulatory accounting practices, issued Statement of Position 95-1, Accounting for Certain Insurance Activities of Mutual Life Insurance Enterprises. These pronouncements will require mutual life insurance companies and their wholly owned stock life insurance subsidiaries to modify their financial statements in order to continue to be in accordance with generally accepted accounting principles, effective for financial statements issued for 1996 and prior periods presented. The manner in which policy reserves, new business acquisition costs, asset valuations and related tax effects are recorded will change. Management has not determined the impact of such changes on C.M. Life's Statement of Operations, but believes implementation of these pronouncements will cause Stockholders' Equity to increase. C.M. Life is in the process of reviewing if it will adopt the above pronouncements.

2.      Related Party Transactions:
        --------------------------

        The parent, MassMutual, allocates certain expenses to C.M. Life for providing operating facilities, human resources, computer software development and managerial services. Total expenses allocated to C.M. Life were approximately $6,542 and $12,360 for the three and six month periods ended June 30, 1996 and $9,958 and $14,484 for the same periods in 1995.

        Effective March 1, 1996, C.M. Life modified its variable annuity selling agreement with G.R. Phelps (an affiliated broker-dealer) such that variable annuity commissions will be paid by C.M. Life and all related expense and surrender fees will be retained by C.M. Life.

3.  Net Investment and Other Income:
    -------------------------------

    Net investment and other income is comprised of the following:

                                                Three Months Ended           Six Months Ended
                                                     June 30,                    June 30,
                                               --------------------       --------------------
                                                   1996     1995              1996      1995
                                               ---------- ---------       ---------- ---------
    Fixed Maturities                             $14,381   $13,598          $28,364   $27,049
    Mortgage loans on real estate                  2,150       750            2,875     1,512
    Policy loans                                   2,460     2,480            4,990     4,757
    Amortization of IMR                              (23)      153              (38)      (85)
    Other                                          1,515       603            1,823       904
                                               ---------- ---------       ---------- ---------
        Total Investment Income                   20,483    17,584           38,014    34,137
    Less: Applicable investment expense              564       339              728       665
                                               ---------- ---------       ---------- ---------
        Net Investment Income                     19,919    17,245           37,286    33,472
    Other Income/(Loss)                             (714)      435              (98)      746
                                               ---------- ---------       ---------- ---------
        Net Investment and Other Income          $19,205   $17,680          $37,188   $34,218
                                               ========== =========       ========== =========

                                    Item 2.
               Management's Discussion And Analysis Of Financial
                      Condition And Results Of Operations


    Results of Operations (dollar amounts in thousands)
    ---------------------------------------------------

    Three Months Ended June 30, 1996 Compared with 1995
    ---------------------------------------------------

    For the three months ended June 30, 1996, C.M. Life had net income of $3,204 as compared with net income of $2,895 for the same period in 1995. The increase in net income of $309 was attributable to increased premium and annuity considerations of $3,967 and an increase in net investment and other income of $1,525 partially offset by increased policy benefits, operating and commission expenses of $2,973; the increase in federal income taxes of $2,114; and a decrease in net realized capital gains of $96 to $8 in 1996 from a gain of $104 in 1995.

    Premium income for the three months ended June 30, 1996 increased $3,967 to $75,760 in 1996 from $71,793 in 1995; primarily due to increased sales of the Universal Life Enterprise Plus product.

    Premiums ceded decreased $672 from $12,291 in 1995 to $11,613 in 1996, due to lower direct premiums for the reinsured block of business.

    Net investment and other income increased by $1,525 from 1995; this increase was primarily attributable to increased invested assets, primarily fixed maturities, policy loans and short-term investments.

    Expenses related to policy benefits and payments, insurance operations, acquisitions and state taxes and fees increased $2,973 to $88,457 in 1996 from $85,484 in 1995. This increase is partially attributed to the $3,967 increase in premiums and annuity considerations. Surrenders increased $3,331 from $6,140 in 1995 to $9,471 in 1996 while death claims increased $5,828 from $11,623 in 1995 to $17,451 in 1996. Reserves ceded increased $1,950 to $2,527 in 1996 from $577 in 1995. Commissions increased $2,303 as a result of the revised variable annuity selling agreement with G.R. Phelps, discussed above.

    Reinsurance benefits and expenses decreased $317 to $16,090 in 1996 from $16,407 in 1995.

    Federal income tax expense increased by $2,114 from 1995. The change in taxable income increased $6,021 from $3,426 in 1995 to $9,447 in 1996. The change in taxable income is primarily attributable to the $2,519 increase in net gain from operations, policyholder acquisition expenses and other book tax differences.


    Six Months Ended June 30, 1996 Compared with 1995
    -------------------------------------------------

    For the six months ended June 30, 1996, C.M. Life had net income of $11,929 as compared with net income of $7,118 for the same period in 1995. The increase in net income of $4,811 was attributable to increased premium and annuity considerations of $31,525 partially offset by increased policy benefits, operating and commission expenses of $28,436 and the increase in net realized capital gains of $2,474 to a gain of $2,271 in 1996 from a loss of $203 in 1995.

    Premium income increased $31,525 to $161,683 in 1996 from $130,158 in 1995; primarily due to increased sales of the Universal Life Enterprise Plus product and increased variable annuity sales.

    Premiums ceded decreased $2,250 from $26,497 in 1995 to $24,247 in 1996, due to lower direct premiums for the reinsured block of business.

    Net investment and other income increased by $2,970 from 1995; this increase was primarily attributable to increased invested assets, primarily fixed maturities, policy loans and short-term investments..

    Expenses related to policy benefits, claims payments, insurance operations, acquisitions and state taxes and fees increased $28,436 to $181,668 in 1996 from $153,232 in 1995. This increase is partially attributed to the 24% increase in premiums. Surrenders increased $11,788 from $14,133 in 1995 to $25,921 in 1996 while death claims decreased $1,712 from $20,961 in 1995 to $19,249 in 1996. Reserves ceded increased $4,626 to $5,717 in 1996 from $1,091 in 1995. Commissions increased $2,753 as a result of the revised variable annuity selling agreement with G.R. Phelps, previously discussed.

    Reinsurance benefits and expenses decreased $170 to $29,366 in 1996 from $29,196 in 1995.

    Federal income tax expense increased by $3,722 from 1995. The change in taxable income increased $10,560 from $10,925 in 1995 to $21,485. The change in taxable income is primarily attributable to the $6,059 increase in net gain from operations, policyholder acquisition expenses and other book tax adjustments.

    Net realized capital gains increased $2,474 from 1995 primarily due to sales of unaffiliated common stocks.


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

    Reserves
    --------

    In accordance with the life insurance laws and regulations under which C.M. Life operates, it is obligated to carry on its books, as liabilities, actuarially determined reserves to meet its obligations on outstanding contracts. Reserves are based on mortality tables in general use in the United States and are computed to equal amounts that, with additions from premiums to be received, and with interest on such reserves computed annually at certain assumed rates, will be sufficient to meet C.M. Life's policy obligations at their maturities or in the event of an insured's death. In the accompanying financial statements, these reserves are determined in accordance with statutory regulations.

    Competition
    -----------

    C.M. Life is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities marketing insurance products comparable to those of C.M. Life.

    At December 31, 1995, MassMutual had over $52 billion in life insurance assets and $103 billion in total assets under management. Best's Insurance Reports, Life-Health Edition, upgraded C.M. Life's rating on March 4, 1996 to the highest possible rating of A++. MassMutual's ratings were the highest possible from A.M. Best (A++), Duff & Phelps (AAA), and the second-highest rating from Moody's Investors Service (Aa1).

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



                                               C.M. Life Insurance Company


Date August 14, 1996                           /s/ David E. Sams, Jr.
     ---------------                           ----------------------
                                                          David E. Sams
                                                          Director and President




Date August 14, 1996                            /s/ John Miller, Jr.
- -------------------                             --------------------
                                                          John Miller, Jr.
                                                          2nd Vice President
                                                            and Comptroller

14