Form 10-Q
period 1996-09-30
C M LIFE INSURANCE CO
filed 1996-11-14
CIK 883232

                                   FORM 10-Q



                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended  September 30, 1996         Commission File Number  33-85988
                  ----------------------                            -----------




                          C.M. LIFE INSURANCE COMPANY
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Connecticut                               06-1041383
           -----------                               ----------
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


                                     None
                                    ------
                    (Former name, former address and former
                  fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             (1) Yes   X     No  __
                                     -----
                             (2) Yes   X     No  __
                                     -----

Registrant has 12,500 shares of common stock outstanding on September 30, 1996, all of which are owned by Massachusetts Mutual Life Insurance Company.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (1) (A) AND
(B) OF FORM 10Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                          C.M. LIFE INSURANCE COMPANY


                                     INDEX


PART I:  Financial Information
         ---------------------
         Item 1:  Financial Statements:

                   Statement of Financial Position -
                    September 30, 1996 and December 31, 1995  .............. 3

                   Statement of Operations -
                    Three Months Ended
                    September 30, 1996 and 1995   .......................... 4

                   Statement of Operations -
                    Nine Months Ended
                    September 30, 1996 and 1995   .......................... 5

                   Statement of Stockholder's Equity -
                    Nine Months Ended
                    September 30, 1996 and 1995   .......................... 6

                   Statement of Cash Flows -
                    Nine Months Ended
                    September 30, 1996 and 1995   .......................... 7

                   Notes to Financial Statements  .......................... 8

         Item 2:  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations   ............................................. 10


PART II:  Other Information
          -----------------

          Item 1:  Not applicable.

          Item 2:  Not applicable.

          Item 3:  Not applicable.

          Item 4:  Not applicable.

          Item 5:  Not applicable.

          Item 6:  Exhibits and Reports on Form 8-K  ....................... 13

                          C.M. LIFE INSURANCE COMPANY
                        STATEMENT OF FINANCIAL POSITION
                   ($ IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                               September 30,         December 31,
                                                        1996                 1995
                                              ---------------      ---------------

ASSETS:
Investments:
Fixed maturities at cost                          $  742,924          $  736,099
Equity securities at cost                             54,727              72,572
Mortgage loans on real estate at net                  32,068              26,705
 realizable value
Policy loans at outstanding balance                  129,529             126,014
Cash and cash equivalents                            100,078              15,069
                                              ---------------      ---------------
Total Investments                                  1,059,326             976,459
                                              ---------------      ---------------

Investment and insurance amounts                      25,043              22,515
 receivable
Other assets                                             995               3,069
Assets of Separate Account                           692,900             531,432
                                              ---------------      ---------------
TOTAL ASSETS                                      $1,778,264          $1,533,475
                                              ===============      ===============

LIABILITIES AND STOCKHOLDER'S EQUITY:
Liabilities:
Policyholders' reserves and funds                 $  892,336          $  867,672
Policy claims and benefits currently                   2,316               2,086
 payable
Federal income tax payable                            (1,793)              2,821
Asset valuation reserve                               19,849              15,869
Remittances and items not allocated                   35,207               3,861
Transfers due from Separate Account                  (23,832)            (22,301)
Liabilities of Separate Account                      692,900             531,432
Other liabilities                                     43,905              18,836
                                              ---------------      ---------------
Total Liabilities                                  1,660,888           1,420,276
                                              ---------------      ---------------

STOCKHOLDER'S EQUITY:
Common stock, $200 par value -
     50,000 shares authorized,
     12,500 shares issued and                          2,500               2,500
      outstanding
Additional paid-in capital                            43,759              43,759
Retained earnings                                     71,117              66,940
                                              ---------------      ---------------
Total Stockholder's Equity                           117,376             113,199
                                              ---------------      ---------------
TOTAL LIABILITIES AND
 STOCKHOLDER'S EQUITY                             $1,778,264          $1,533,475
                                              ===============      ===============

The accompanying notes are an integral part of these unaudited financial statements.

                          C.M. LIFE INSURANCE COMPANY
                            STATEMENT OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                               ($ IN THOUSANDS)


                                            1996       1995
                                        --------------------

REVENUES:
   Premiums and annuity considerations    $ 76,622    66,294
   Net investment income and other          17,498    17,075
    income
                                          --------  --------

        Total revenues                      94,120    83,369

BENEFITS AND EXPENSES:
   Policy payments and benefits             27,131    13,614
   Additions to policyholders' reserves     53,802    52,820
    and funds
   Operating expenses                       12,608    10,099
      Commissions                            8,014     3,129
      State taxes, licenses and fees           399     1,333

        Total benefits and expenses        101,954    80,995
                                          --------  --------

        Net gain (loss) before federal      (7,834)    2,374
         income taxes

FEDERAL INCOME TAX EXPENSE (BENEFIT)        (1,984)      451


        Net gain from operations            (5,850)    1,923

NET REALIZED CAPITAL LOSS                   (1,424)     (506)
                                          --------- ---------

     NET INCOME (LOSS)                    $ (7,274)  $ 1,417
                                          ========= =========



The accompanying notes are an integral part of these unaudited financial statements.
Prior year amounts have been reclassed to conform with 1996 presentation.

                          C.M. LIFE INSURANCE COMPANY
                            STATEMENT OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                               ($ IN THOUSANDS)

                                            1996      1995
                                         --------- ---------
REVENUES:
   Premiums and annuity considerations    $238,305  $196,452
   Net investment income and other          54,686    51,293
    income
                                         --------- ---------

        Total revenues                     292,991   247,745

BENEFITS AND EXPENSES:
   Policy payments and benefits             72,720    42,271
   Additions to policyholders' reserves    166,891   155,527
   and funds
   Operating expenses                       24,898    23,603
   Commissions                              16,617     8,979
   State taxes, licenses and fees            2,496     3,848

        Total benefits and expenses        283,622   234,228
                                         --------- ---------

        Net gain before federal income       9,369    13,517
         taxes

FEDERAL INCOME TAX EXPENSE                   5,561     4,274


        Net gain from operations             3,808     9,243

NET REALIZED CAPITAL GAIN (LOSS)               846      (708)
                                         --------- ---------

     NET INCOME                           $  4,654  $  8,535
                                         ========= =========

The accompanying notes are an integral part of these unaudited financial statements.
Prior year amounts have been reclassed to conform with 1996 presentation.

                          C.M. LIFE INSURANCE COMPANY
                       STATEMENT OF STOCKHOLDER'S EQUITY
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                               ($ IN THOUSANDS)


                                                 1996          1995
                                              ----------    ----------

STOCKHOLDER'S EQUITY, beginning of year         $113,199      $103,837

Increases (decreases) due to:
  Net gain from operations                         4,654         8,535
  Net unrealized capital gain                      1,038         6,124
  Change in asset valuation reserve               (3,981)       (9,371)
  Change in nonadmitted assets                      (533)         (981)
  Change in general investment reserve             2,999             -
                                              ----------    ----------
Net increase                                       4,177         4,307
                                              ----------    ----------

STOCKHOLDER'S EQUITY, end of period             $117,376      $108,144
                                              ==========    ==========

The accompanying notes are an integral part of these unaudited financial statements.
Prior year amounts have been reclassed to conform with 1996 presentation.

                          C.M. LIFE INSURANCE COMPANY
                            STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                ($ IN THOUSANDS)

                                             1996           1995
                                        ------------  ------------
Cash Provided:

Premiums and annuity considerations,
     net of reinsurance                   $ 231,703      $ 182,039
Net investment and other income              47,971         59,929
                                          ----------     ----------
                                            279,674        241,968

Benefits and interest to policyholders
 and beneficiaries, net of reinsurance     (184,946)      (126,481)
Operating expenses, commissions,
  other expenses and taxes paid             (14,126)       (44,711)
Other payments, net                          (3,515)       (10,836)
                                          ----------     ----------
Net cash provided by operations              77,087         59,940
                                          ----------     ----------

Proceeds from the disposition of fixed
     maturities, equity securities and
      mortgage
     loans on real estate                   114,315        358,417
Other cash provided                             860
                                        ------------  ------------
      Total cash provided                   192,262        418,357
                                        ------------  ------------

CASH APPLIED:

Purchases of fixed maturities, equity
 securities
     and mortgage loans on real estate      111,007        419,074
Other applications                           (3,754)           843
     Total cash applied                     107,253        419,917
                                        ------------  ------------

Net increase in cash and cash
 equivalents                                 85,009         (1,560)

CASH AND CASH EQUIVALENTS:

     Beginning of year                       15,069          3,026
                                        ------------  ------------

     End of period                        $ 100,078      $   1,466
                                        ============  ============


The accompanying notes are an integral part of these unaudited financial statements.
Prior year amounts have been reclassed to conform with 1996 presentation.

                          C.M. LIFE INSURANCE COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1996 AND 1995
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

1.  General:
    -------


     C.M. Life Insurance Company (C.M. Life) is a wholly owned stock life insurance subsidiary of Massachusetts Mutual Life Insurance Company (MassMutual).

     Effective February 29, 1996 Connecticut Mutual Life Insurance Company (Connecticut Mutual) merged with MassMutual. Connecticut Mutual was the former parent of C.M. Life.

     The enclosed financial statements have been prepared in accordance with Statutory Accounting Principles. In the opinion of C.M. Life these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 1996 and December 31, 1995, the results of its operations for the three month and nine month periods ended September 30, 1996 and 1995, stockholder's equity and its cash flows for the nine months ended September 30, 1996 and 1995.

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

2.   Related Party Transactions:
     --------------------------

     The parent, MassMutual, allocates certain expenses to C.M. Life for providing operating facilities, human resources, computer software development and managerial services. Total expenses allocated to C.M. Life were approximately $12,615 and $25,187 for the three and nine month periods ended September 30, 1996 and $10,301 and $24,827 for the same periods in 1995.

     Effective March 1, 1996, C.M. Life modified its variable annuity selling agreement with G.R. Phelps (an affiliated broker-dealer) such that variable annuity commissions will be paid by C.M. Life and all related expense and surrender fees received from variable annuity contract holders will be retained by C.M. Life.

3.  Net Investment and Other Income:
    -------------------------------

    Net investment and other income is comprised of the following:

                                         Three Months     Nine Months Ended
                                             Ended
                                         September 30,      September 30,
                                     --------------------------------------
                                         1996     1995      1996      1995
                                     --------- --------- --------- --------
Fixed Maturities                       $13,420   $13,319  $41,783   $40,368
Mortgage loans on real estate              334       646    3,204     2,158
Policy loans                             2,523     2,548    7,513     7,304
Amortization of IMR                        (45)       37      (83)      (48)
Other                                    1,176       489    2,514     1,394
                                     --------- --------- --------- --------
    Total Investment Income             17,408    17,039   54,931    51,176
Less: Applicable investment expense        224       384      461     1,049
                                     --------- --------- --------- --------

    Net Investment Income               17,184    16,655   54,470    50,127
Other Income                               314       420      216     1,166
    Net Investment and Other Income    $17,498   $17,075  $54,686   $51,293
                                     ========= ========= ========= ========

                                    ITEM 2.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


     Results of Operations (dollar amounts in thousands)
     ---------------------------------------------------

     Three Months Ended September 30, 1996 Compared with 1995
     --------------------------------------------------------

     For the three months ended September 30, 1996, C.M. Life had a net loss of ($7,274) as compared to net income of $1,417 for the same period in 1995. The decrease in net income of $8,691 was attributable to increased premium and annuity considerations of $10,328, an increase in net investment and other income of $423 and a decrease in federal income taxes of $2,435; offset by an increase in policy benefits of $14,499, increased operating expenses and taxes, licenses and fees of $1,575, increased commission expenses of $4,885, and an increase in net realized capital losses of $918.

     Premiums and annuity considerations for the three months ended September 30, 1996 increased $10,328 to $76,622 in 1996 from $66,294 in 1995;
     primarily due to increased sales of the Universal Life Enterprise Plus and variable annuity products partially offset by lower sales of single premium deferred annuity products.

     Premiums ceded decreased $410 to $11,695 from $12,105 in 1995, the decrease is primarily due to lower direct premiums for the reinsured block of business.

     Net investment and other income increased $423 from 1995; this increase was primarily attributable to increased invested assets, primarily fixed maturities and other invested assets, in addition to lower investment expenses.

     Expenses related to policy benefits and payments, insurance operations, acquisition and state taxes and fees increased $20,959 to $101,954 in 1996 from $80,995 in 1995. This increase is partially attributed to increases in acquisition costs. Surrender benefits increased $5,141 from $10,298 in 1995 to $15,439 in 1996 while death claims, annuity and disability benefits increased $7,107 from $4,147 in 1995 to $11,254 in 1996. Reserves ceded increased $1,204 to $3,115 in 1996 from $1,911 in 1995. Commissions increased $4,885 primarily as a result of the revised variable annuity selling agreement with G.R. Phelps, discussed above.

     Reinsurance benefits and expenses ceded decreased $1,169 to $9,655 in 1996 from $10,824 in 1995.

     Federal income tax expense decreased by $2,435 from 1995. Taxable income decreased $7,876 from taxable income of $2,206 in 1995 to a loss of ($5,670) in 1996. The change in taxable income is primarily attributable to the $10,209 decrease in net gain from operations offset by book tax differences of $2,333.

     Nine Months Ended September 30, 1996 Compared with 1995
     -------------------------------------------------------

     For the nine months ended September 30, 1996, C.M. Life had net income of $4,654 as compared with net income of $8,535 for the same period in 1995. The decrease in net income of $3,881 was attributable to increased premium and annuity considerations of $41,853, an increase in net investment and other income of $3,393, and an increase in net realized capital gains of $1,554 to a gain of $846 in 1996 from a loss of $708 in 1995; partially offset by increased policy benefits and commission expenses of $49,451 and increased federal income taxes of $1,287.

     Premiums and annuity considerations increased $41,853 to $238,305 in 1996 from $196,452 in 1995; primarily due to increased sales of the Universal Life Enterprise Plus and variable annuity products offset by lower sales on single premium deferred annuity products.

     Premiums ceded decreased $1,375 from $38,603 in 1995 to $37,288 in 1996, due to lower direct premiums for the reinsured block of business.

     Net investment and other income increased by $3,393 from 1995; this increase was primarily attributable to increased invested assets, primarily fixed maturities, mortgage loans on real estate and short-term investments, in addition to lower investment expenses.

     Expenses related to policy benefits, claims payments, insurance operations, acquisition and state taxes and fees increased $49,394 to $283,622 in 1996 from $234,228 in 1995. This increase is partially attributed to increased acquisition costs. Surrender benefits increased $20,022 from $28,621 in 1995 to $48,643 in 1996 while death claims, annuity and disability benefits increased $9,784 from $13,878 in 1995 to $23,662 in 1996. Reserves ceded increased $5,830 to $8,831 in 1996 from $3,001 in 1995. Commissions increased $7,638 primarily as a result of the revised variable annuity selling agreement with G.R. Phelps, previously discussed and increased Universal Life Sales.

     Reinsurance benefits and expenses ceded decreased $1,748 to $39,023 in 1996 from $40,771 in 1995.

     Federal income tax expense increased by $1,287 from 1995. Taxable income increased $2,644 from $13,131 in 1995 to $15,775. The change in taxable income is primarily attributable to book to tax adjustments of $6,793, offset by the decrease in taxable income of $4,149.

     Net realized capital gains increased $1,554 from 1995 primarily due to sales of unaffiliated common stocks.


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

     Form 8-K was filed on October 4, 1996 to disclose a change in Registrants Certifying Accountant. The Registrant's previous certifying accountant was Arthur Anderson, LLP. Effective October 2, 1996, the Registrants new certifying accountant is Coopers & Lybrand, LLP.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          C.M. Life Insurance Company


Date November 12, 1996                     /s/ David E. Sams
     -----------------                    ------------------------------
                                                 David E. Sams, Jr.
                                                 Director and President



Date November 12, 1996                     /s/ John Miller, Jr
     -----------------                    ------------------------------
                                                 John Miller, Jr.
                                                 Vice President and Comptroller

14