Form 10-K
period 1996-12-31
C M LIFE INSURANCE CO
filed 1997-03-31
CIK 883232

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                         _____________________________

                                   FORM 10-K

____

[x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996



[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________


                        Commission File Number 33-85988


                         C. M. LIFE INSURANCE COMPANY


          Incorporated under the laws                        IRS Employer
           of the State of Connecticut       Identification No. 06-104383


                140 Garden Street, Hartford, Connecticut 06154

                   Telephone Number:  Area Code 860-987-6500


       Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

                             _____________________


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             (1) Yes   X     No  ___
                                     -----
                             (2) Yes   X     No  ___
                                     -----

Registrant has 12,500 shares of common stock outstanding on March 27, 1997, all of which are owned by Massachusetts Mutual Life Insurance Company.

                                    PART I


ITEM 1.  BUSINESS
-----------------

C.M. Life Insurance Company (C.M. Life), 140 Garden Street, Hartford, Connecticut, 06154, is a stock life insurance company. It was chartered by a Special Act of the Connecticut General Assembly on April 25, 1980. It is principally engaged in the sale of life insurance and annuities, primarily flexible premium universal life insurance and variable annuity products, and is licensed to sell life insurance and annuities in Puerto Rico, the District of Columbia and all 50 states except New York. Effective March 1, 1996, C.M. Life became a wholly owned stock life insurance subsidiary of Massachusetts Mutual Life Insurance Company (MassMutual) when the operations of C.M. Life's former parent, Connecticut Mutual Life Insurance Company were merged with and into MassMutual.

MassMutual is a mutual life insurance company organized as a Massachusetts corporation which was originally chartered in 1851. As a mutual life insurance company, MassMutual has no shareholders. MassMutual's primary business is ordinary life insurance. MassMutual also provides, directly or through its subsidiaries, a wide range of annuity and disability products, and pension and pension-related products and services, as well as investment services to individuals, and corporations and other institutions in all 50 states of the United States, and the District of Columbia. MassMutual is also licensed to transact business in Puerto Rico, and six provinces of Canada, but has no export sales.

MassMutual's principal lines of business are (i) Individual Line of Business, which provides life insurance including variable and universal life insurance, annuities and disability insurance to individuals and small businesses; (ii) Pension Management, which provides group pension investment products and administrative services, primarily to sponsors of tax qualified retirement plans; (iii) MassMutual Investment Management Group, which provides advisory services for MassMutual's general investment account and separate investment accounts, as well as for various closed-end and open-end investment companies and external institutional clients.

The direction and operations of MassMutual's three lines of business are guided by a statement of corporate vision. Under this vision, MassMutual's operations are managed so as to maintain a financially strong and efficient enterprise for the benefit of policyholders. MassMutual's long-term objectives are to maintain corporate financial strength, enhance policyholder value, and generate and sustain growth.

     Products
     --------

     C.M. Life sells universal life and annuity products. The Regular Series Universal Life product is an interest-sensitive, flexible-premium universal life policy. An additional universal life product is an Employee Series Universal Life product sold as a flexible-premium universal life policy for use in employer-sponsored sales. These products are sold in all states except New York. Also available for sale is Universal Life Enterprise Plus sold as a flexible-premium, non-participating interest-sensitive universal life policy. In 1996, Enterprise Survivorship Universal Life was introduced.

     The annuity products include CM Windows, Panorama Plus Variable Annuity (Panorama Plus), Panorama Premier Variable Annuity (Panorama Premier), and OFFITBANK Variable Annuity (OFFITBANK VA).

     CM Windows is a single-premium deferred annuity paying a fixed interest rate guaranteed for the life of the contract. This product is not registered with the Securities and Exchange Commission. CM Windows may be sold by any licensed agent or broker who is contracted with C.M. Life. As of December 31, 1996, CM Windows was available for sale in 47 states.

     Panorama Plus is distributed by MML Distributors, LLC (MML Distributors), formerly Connecticut Mutual Financial Services, LLC, and beginning March 1, 1996, by MML Investors Services, Inc. (MMLISI) and licensed representatives of broker/dealers who maintain a certain selling group agreement with MML Distributors, and allows for investment in Panorama Plus Separate Account or C.M. Life's General Account. The Separate Account invests in shares of Panorama Series Fund, Inc. and in shares of Oppenheimer Variable Account Funds. The General Account provides for a guaranteed interest rate and the protection of principal. Interest rates are declared quarterly and are guaranteed never to fall below 3 percent per year. An investment in Panorama Plus may be divided among the investment portfolios offered by the Separate Account, the General Account, or any combination thereof. This product is sold by licensed representatives of broker-dealers who maintain a current selling group agreement with MML Distributors. As of December 31, 1996, Panorama Plus was available in 48 states and Puerto Rico.

     Panorama Premier is distributed by MML Distributors, and beginning March 1, 1996 by MMLISI, and allows for investment in the Panorama Premier Division of C.M. Multi-Account A, a separate account of C.M. Life, or C.M. Life's General Account. The Panorama Premier Division of the Separate Account invests in shares of Panorama Series Fund, Inc. and shares of Oppenheimer Variable Account Funds. The General Account provides for a guaranteed interest rate and the protection of principal. Interest rates are declared quarterly and are guaranteed never to fall below 3 percent per year. An investment in Panorama Premier may be divided among the investment portfolios of the Panorama Premier Division of the Separate Account, the General Account, or any combination thereof. This product is sold by licensed representatives of broker-dealers who maintain a current selling group agreement with MML Distributors. As of December 31, 1996, Panorama Premier was available for sale in 46 states and Puerto Rico.

     OFFITBANK VA is distributed by MML Distributors and allows for investment in the OFFITBANK Division of C.M. Multi-Account A , a separate account of C.M. Life. The OFFITBANK Division of the Separate Account invests in shares of the OFFITBANK Variable Insurance Fund, Inc. and shares of Oppenheimer Variable Account Funds. An investment in OFFITBANK VA may be divided among the investment portfolios of the OFFITBANK Division of the Separate Account. This product is sold by licensed representatives of broker-dealers who maintain a current selling group agreement with MML Distributors. As of December 31, 1996, OFFITBANK VA was available for sale in 45 states.

     Reinsurance
     -----------

     C.M. Life cedes a portion of its life insurance business to MassMutual and other insurers in the normal course of business. C.M. Life's retention limit per individual insured is $4,000 thousand; the portion of the risk exceeding the retention limit is reinsured with other insurers. C.M. Life is contingently liable with respect to ceded reinsurance in the event any reinsurer is unable to fulfill its contractual obligations.

     C.M. Life has a modified coinsurance quota-share reinsurance agreement with MassMutual whereby C.M. Life cedes 50% of the premiums on certain universal life policies issued in 1985 and 75% of the premiums on policies with issue dates on or after January 1, 1986. In return MassMutual pays C.M. Life a stipulated expense allowance, death and surrender benefits, and a modified coinsurance adjustment. Reserves for payment of future benefits for the ceded policies are retained by C.M. Life.

     C.M. Life also has a stop-loss agreement with MassMutual, with maximum coverage at $25,000 thousand, under which C.M. Life cedes claims which, in aggregate, exceed $28,080 thousand in 1996, $24,245 thousand in 1995, and $18,348 thousand in 1994. For each of the years, the limit was not exceeded. C.M. Life paid approximately $400 thousand, $602 thousand, and $435 thousand in premiums under the agreement in 1996, 1995 and 1994, respectively.

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

     Competition
     -----------

     The life insurance industry is highly competitive. There are more than 1,700 life insurance companies in the United States, many of which offer insurance products similar to those marketed by C.M. Life. In addition to competition within the industry, insurers are increasingly facing competition from non-traditional sources in the financial services business, including mutual funds, banks, securities brokerage houses and other financial services entities, many of which provide alternative investment and savings vehicles for consumers. Legislative initiatives proposed at the federal level would, if enacted, reorder the financial services industry, thereby changing the environment in which C.M. Life competes.

     C.M. Life's management believes its financial strength, agent skill and historical product performance provide competitive advantages for the products it offers in these markets. In early 1996, after the merger of MassMutual and Connecticut Mutual Life Insurance Company, C.M. Life received the following ratings from the various rating agencies, A.M. Best Company, Inc. (A++), Standard and Poor's Corporation (AAA) and Duff & Phelps Credit Rating Company (AAA).

     MassMutual, C.M. Life's parent, has received the highest ratings from A.M. Best Company, Inc. (A++), Standard & Poor's Corporation (AAA), and Duff & Phelps Credit Rating Company (AAA), as well as a rating of Aa1 by Moody's Investors Service, Inc. (the highest in its "excellent" category). In late 1995 and early 1996, all four of these agencies conducted thorough reviews of MassMutual's ratings in light of the Connecticut Mutual Life Insurance Company merger. In all four cases, the 1995 ratings for MassMutual were reaffirmed.

     Transactions with MassMutual
     ----------------------------

     MassMutual and C.M. Life have an agreement whereby MassMutual for a fee will furnish C.M. Life, as required, operating facilities, human resources, computer software development and managerial services. Investment and administrative services are provided to C.M. Life pursuant to a management services agreement with MassMutual. Fees incurred under the terms of the agreement were $45,914 thousand in 1996. Similar arrangements were in place with Connecticut Mutual Life Insurance Company, C.M. Life's former parent, prior to its merger with MassMutual. Fees incurred in 1995 and 1994 under the arrangement with Connecticut Mutual Life Insurance Company were $34,008 thousand and $16,412 thousand, respectively.

     In addition, as previously discussed, C.M. Life has a modified coinsurance quota-share reinsurance agreement on certain universal life policies and a stop-loss agreement with MassMutual.

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

     C.M. Life is licensed to transact its insurance business in, and is subject to regulation and supervision by the Commonwealth of Puerto Rico, the District of Columbia and all 50 states of the United States, except New York. The extent of such regulation varies, but most jurisdictions have laws and regulations requiring the licensing of insurers and their agents and setting standards of solvency and business conduct to be maintained by licensed insurance companies, and may regulate withdrawal from certain markets. In addition, statutes and regulations usually require the approval of policy forms and, for certain lines of insurance, the approval of rates. Such statutes and regulations also prescribe the permitted types and concentration of investments. C.M. Life is also subject to regulation of its accounting methodologies and is required to file detailed annual financial statements with supervisory agencies in each of the jurisdictions in which it does business. Each of its operations and accounts is also subject to examination by such agencies at regular intervals.

     C.M. Life is subject to guaranty fund assessments in all states in which it does business. The guaranty associations are organized to pay contractual obligations under insurance policies issued by impaired or insolvent insurers. C.M. Life believes such assessments in excess of amounts accrued will not materially affect its financial position, results of operations or liquidity. In 1996, C.M. Life elected not to admit $1,621 thousand of guaranty fund premium tax offset receivable relating to prior assessments.

     C.M. Life is also subject to risk-based capital (RBC) requirements promulgated by the NAIC. The RBC Model Act will give state insurance commissioners explicit regulatory authority to require various actions by, or take various actions against, insurance companies whose total adjusted capital does not meet the RBC standards. C.M. Life's total adjusted capital was well in excess of all RBC standards at December 31, 1996 and 1995.

     In addition to regulation of its insurance business, C.M. Life is subject to various types of federal and state laws and regulations affecting the conduct, taxation and other aspects of its businesses. Certain policies and contracts offered by C.M. Life are subject to various levels of regulation under the federal securities laws administered by the Securities and Exchange Commission.

     C.M. Life's management believes it is in compliance, in all material respects, with all applicable laws and regulations.

ITEM 2.  PROPERTIES
-------------------

C.M. Life's principal office, which is owned by MassMutual, is located at 140 Garden Street, Hartford, Connecticut.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

C.M. Life is a defendant in actions arising out of its insurance and investments operations and is from time to time involved as a party in various governmental and administrative proceedings. C.M. Life does not believe that any liability which may result from these actions is likely to have a material adverse effect on the financial position of C.M. Life.

C.M. Life is not involved in any litigation that is of material importance in relation to its financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

There were no matters submitted to a vote of security holders during 1996, other than routine corporate governance matters.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

C.M. Life is a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company, and as such, there is no market for its common stock.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

The following summary financial information has been derived from the audited statutory financial statements. The results for past accounting periods are not necessarily indicative of the results to be expected for any future period.

The information presented below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations", the audited statutory financial statements and other information included elsewhere in this filing.

The accompanying statutory financial statements, from which the summary financial information has been derived, have been prepared in conformity with the practices of the NAIC and the accounting practices prescribed or permitted by the Insurance Department of the State of Connecticut. These statutory financial statements are not in conformity with generally accepted accounting principles (GAAP). See notes to statutory financial statements.

                       ITEM 6.  SELECTED FINANCIAL DATA

                          C.M. LIFE INSURANCE COMPANY
                       SELECTED STATUTORY FINANCIAL DATA
                       FOR THE YEARS ENDED DECEMBER 31,
                               ($ IN THOUSANDS)


                                                    1996        1995         1994        1993      1992
                                                    ----        ----         ----        ----      ----
Income:
    Premium income                               $  314,372  $  260,847   $  251,176   $180,372  $ 82,122
    Net investment and other income                  76,456      84,390       83,354     87,399    92,482
                                                 ----------  ----------   ----------   --------  --------
                                                    390,828     345,237      334,530    267,771   174,604
                                                 ----------  ----------   ----------   --------  --------
Benefits and expenses:
    Policy benefits and payments                     98,966      58,913       44,033     31,657    35,059
    Additions to policyholder reserves, funds
       and separate accounts                        210,324     211,403      230,338    175,934    83,269
    Operating expenses                               45,448      32,146       14,786     17,525    22,831
    Commissions                                      24,987      14,092        7,365      7,776     8,846
    State taxes, licenses and fees                    3,247       5,017        4,199      3,003     3,633
                                                 ----------  ----------   ----------   --------  --------
                                                    382,972     321,571      300,721    235,895   153,638
                                                 ----------  ----------   ----------   --------  --------
Net gain from operations before federal
    income taxes                                      7,856      23,666       33,809     31,876    20,966
    Federal income taxes                              6,286       9,376       14,249     11,016     9,187
                                                 ----------  ----------   ----------   --------  --------
Net gain from operations                              1,570      14,290       19,560     20,860    11,779
Net realized capital gain (loss)                        635        (540)      (1,772)       234      (248)
                                                 ----------  ----------   ----------   --------  --------
Net income                                       $    2,205  $   13,750   $   17,788   $ 21,094  $ 11,531
                                                 ==========  ==========   ==========   ========  ========

Assets:
    General account                              $1,086,829  $1,028,354   $  912,583   $831,469  $746,888
    Separate account                                779,742     531,432      309,672    145,661    22,591
                                                 ----------  ----------   ----------   --------  --------
    Total assets                                 $1,866,571  $1,559,786   $1,222,255   $977,130  $769,479
                                                 ==========  ==========   ==========   ========  ========

Liabilities:
    Policyholders' reserves and funds            $  907,492  $  867,672   $  783,768   $715,018  $647,831
    Investment reserves                              21,804      19,879        6,640      8,085     5,221
    Separate account reserves and liabilities       779,742     531,432      309,672    145,661    22,591
    Other liabilities                                47,789      27,604       18,338     20,468    26,414
                                                 ----------  ----------   ----------   --------  --------
    Total liabilities                             1,756,827   1,446,587    1,118,418    889,232   702,057
                                                 ----------  ----------   ----------   --------  --------

Stockholders' equity:
    Common stock                                      2,500       2,500        2,500      2,500     2,500
    Paid in capital and contributed surplus          43,759      43,759       43,759     43,759    43,759
    Unassigned surplus                               63,485      66,940       57,578     41,639    21,163
                                                 ----------  ----------   ----------   --------  --------
    Total stockholders' equity                      109,744     113,199      103,837     87,898    67,422
                                                 ----------  ----------   ----------   --------  --------
Total liabilities and stockholders' equity       $1,866,571  $1,559,786   $1,222,255   $977,130  $769,479
                                                 ==========  ==========   ==========   ========  ========

Total adjusted capital data (1)
    Total stockholders' equity                   $  109,744  $  113,199   $  103,837   $ 87,898  $ 67,422
    Asset valuation reserve                          18,475      15,869        6,640      6,534     5,221
                                                 ----------  ----------   ----------   --------  --------
    Total adjusted capital                       $  128,219  $  129,068   $  110,477   $ 94,432  $ 72,643
                                                 ==========  ==========   ==========   ========  ========

(1)  Defined by the NAIC as surplus plus AVR.

     Certain prior year amounts have been reclassified to conform with current year presentation. The preceding selected financial data of C.M. Life should be read in conjunction with the statutory financial statements and notes thereto and the related management's discussion and analysis.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

     Results of Operations
     ---------------------
     For the Year Ended December 31, 1996
     ------------------------------------
          Compared to the Year Ended December 31, 1995
          --------------------------------------------

     For the year ended December 31, 1996, C.M. Life had net income of $2,205 thousand, as compared with net income of $13,750 thousand in 1995. The decrease in net income of $11,545 thousand is primarily attributable to increased sales of Universal Life Enterprise Plus and variable annuity products, which in the year of issuance, generate commissions and other acquisition costs which exceed the revenues received. These products are priced to be profitable over the life of the contract.

     Premium income, net of reinsurance ceded, increased $53,525 thousand to $314,372 thousand in 1996 from $260,847 thousand in 1995. The 20.5% growth in premiums is attributable to increased sales of the Universal Life Enterprise Plus product, which increased by 41.0%, and variable annuity products which increased by 26.9%. Sales of single premium deferred annuity products decreased 90.5%, due to less demand in the market place for fixed rate annuity products.

     The following table sets forth premium, sales, and other information for C.M. Life's products.


                                                             Years Ended December 31,
                                                         1996                      1995
                                                         ----                      ----
                                                                 (In Thousands)
     Premium income
      Universal and other life                       $    87,658            $    64,652
      Annuities                                          226,714                196,195
                                                     -----------            -----------
     Total                                           $   314,372            $   260,847
                                                     ===========            ===========

     Life insurance sales - face amount
      Universal and other life                       $ 7,113,429            $ 5,024,440
     Life insurance in force
      Universal and other life                       $24,357,428            $19,132,954
     Number of policies in force
      Universal and other life                           111,138                 98,033

     Net investment and other income decreased $7,934 thousand to $76,456 thousand in 1996 from $84,390 thousand in 1995. Other income, which is primarily comprised of reserve adjustment and commission and expense allowances on reinsurance ceded, decreased by $14,316 thousand, due to little growth in the reinsured block of business. Net investment income increased by $6,357 thousand primarily attributable to the 4.3% growth in the general investment account assets. The gross yield for the portfolio was 7.9% for 1996 compared to 7.8% for 1995. The components of net investment income are set forth below.


                                               Years Ended December 31,
                                                1996            1995
                                                -----           ----
                                                    (In Thousands)
  Gross Investment Income
   Bonds                                      $55,439        $54,683
   Common and preferred stock                   2,803          2,178
   Mortgage loans                               3,837          2,709
   Real estate                                      0            456
   Policy loans                                10,035          9,905
   Cash and short-term investments              3,969            399
                                              -------        -------
 Total gross investment income                 76,083         70,330
Less:  investment expenses                        850          1,454
                                              -------        -------
Net investment income                         $75,233        $68,876
                                              =======        =======

     Policy benefits and payments increased $40,053 thousand to $98,966 thousand in 1996 from $58,913 thousand in 1995. Surrender benefits increased by $30,054 thousand, essentially due to increased variable and fixed annuity withdrawals and contract surrenders. The life insurance lapse rate, which is based upon amount of insurance in force, remained at 7.1% for both 1996 and 1995. Death claims, net of reinsurance, grew to $25,168 thousand in 1996 from $16,268 thousand in 1995, which is due to an increase in the life insurance in force and worse than expected mortality. Although mortality experience declined during 1996, C.M. Life does not believe this is an indication of future trends.

     Addition to policyholder reserves, funds and separate accounts decreased $1,079 thousand to $210,324 thousand in 1996 from $211,403 thousand in 1995. Reserve decreases due to the release of reserves upon death withdrawal or surrender of contracts was largely offset by increases in reserves due to strong sales of life and annuity products.

     Operating expenses and commissions increased $24,197 thousand to $70,435 thousand in 1996 from $46,238 thousand in 1995. The increase is attributable to increased expenses associated with the production of new business and the modification of C.M. Life's variable annuity underwriting agreements with G.R. Phelps and Co. ,Inc. (G.R. Phelps) and MML Distributors, both affiliated companies. Effective March 1, 1996, C.M. Life modified its underwriting agreements such that it would pay all future commissions relating to variable annuity contracts and would also retain rights to all future contract fees and charges related to these contracts. Prior to the contract modification, G.R. Phelps and MML Distributors paid variable annuity commissions in exchange for the rights to future contract fees and charges related to these contracts. C.M. Life expects the future revenue on these contracts to exceed acquisition costs.

     Federal income tax expense decreased $3,090 thousand to $6,286 thousand from $9,376 thousand as a result of decreased taxable income. Taxable income decreased $9,190 thousand to $18,536 thousand in 1996 from $27,725 thousand in 1995. The change in taxable income is primarily attributable to the $15,810 thousand decrease in net gain from operations offset by book tax differences of $6,620 thousand. These book tax differences include the timing of the deductibility of acquisition costs and other items.

     Results of Operations
     ---------------------
     For the Year Ended December 31, 1995
     ------------------------------------
          Compared to the Year Ended December 31, 1994
          --------------------------------------------

     For the year ended December 31, 1995, C.M. Life had net income of $13,750 thousand, as compared with net income of $17,788 thousand in 1994. The decrease in net income of $4,038 thousand is attributable to increased policy benefits and payments and increased acquisition and insurance expenses which exceeded the increase in net premiums and net investment income.

     Premium income, net of reinsurance ceded, increased $9,671 thousand to $260,847 thousand in 1995 from $251,176 thousand in 1994. Premiums for CM Windows, a single premium deferred annuity product, increased $9,412 thousand or 99.3% to $18,894 thousand in 1995 from $9,482 thousand in 1994. The increase is attributable to higher interest rates and increased promotional efforts, which increased demand for single premium deferred annuity products. Premiums for life insurance products increased $16,928 thousand to $64,652 thousand in 1995 from $47,724 thousand in 1994, due to higher sales of universal life policies, primarily the Enterprise Plus product. Variable annuity premiums decreased $16,669 thousand or 8.6%, due to less demand in the market place for variable products in the first half of 1995.

     The following table sets forth premium, sales and other information for C.M. Life's products.


                                                  Years Ended December 31,
                                                  1995               1994
                                                  ----               ----
                                                       (In Thousands)
     Premium income
      Universal and other life             $    64,652        $    47,724
      Annuities                                196,195            203,452
                                           -----------        -----------
     Total                                 $   260,847        $   251,176
                                           ===========        ===========

     Life insurance sales - face amount
      Universal and other life             $ 5,024,440        $ 2,694,531

     Life insurance in force
      Universal and other life             $19,132,954        $15,800,300

     Number of policies in force
      Universal and other life                  98,033             89,043

     Net investment and other income increased by $1,036 thousand. Net investment income increased by $9,298 thousand to $68,876 thousand in 1995 from $59,887 thousand in 1994. This increase is attributable to an 11.5% increase in general investment account assets and policy loans and an increase in the portfolio yield from 7.5% in 1994 to 7.8% in 1995. Other income, which is primarily comprised of reserve adjustments and commission and expense allowances on reinsurance ceded , decreased by $7,894 thousand, due to less growth in the reinsured block of business in 1995 versus 1994. The components of net investment income are set forth below.

                                              Years Ended December 31,
                                            1995                  1994
                                            ----                  ----
                                                   (In Thousands)
     Gross Investment Income
      Bonds                               $54,683              $47,704
      Common and preferred stock            2,178                  161
      Mortgage loans                        2,709                4,383
      Real estate                             456                  733
      Policy loans                          9,905                7,925
      Cash and short-term investments         399                  509
                                          -------              -------
      Total gross investment income        70,330               61,415
     Less:  investment expenses             1,454                1,837
                                          -------              -------
     Net investment income                $68,876              $59,578
                                          =======              =======

     Policy benefits and payments, net of reinsurance ceded, increased by $14,880 thousand from $44,033 thousand in 1994 to $58,913 thousand in 1995. Surrender benefits increased by $11,969 thousand, to $40,028 thousand in 1995 from $28,059 thousand in 1994. The increase in surrender benefits is primarily attributable to variable annuity products. Death claims, net of reinsurance, increased $5,183 thousand over 1994 due to growth in the in-force life insurance block of business.

     Operating expenses and commissions increased $24,086 thousand or 108.7% over 1994. This increase is primarily attributable to increased costs related to the production of new business.

     Income tax expense decreased by $4,873 thousand over 1994. This decrease is attributable to lower taxable income in 1995 versus 1994. Taxable income was $27,726 thousand and $38,660 thousand in 1995 and 1994 respectively. C.M. Life's federal income tax expense is based on income which is currently taxable. The differences between pre-tax book income and taxable income are primarily due to lower tax basis reserves for future policy benefits and other book tax differences associated with the timing of the deductibility of acquisition costs.

     Net realized capital losses were $540 thousand in 1995 as compared to net realized capital losses of $1,772 thousand in 1994. This loss is due to net realized losses of $1,407 thousand, with $867 thousand being transferred to the Interest Maintenance Reserve (IMR) in 1995 as compared to net realized losses of $5,163 thousand in 1994, with $3,391 thousand being transferred to the IMR.

     Statement of Financial Position
     -------------------------------

     Total assets increased by $306,785 thousand or 19.7% to $1,866,571 thousand at December 31, 1996 from $1,559,786 thousand at year end 1995. Much of this growth was due to continued growth in C.M. Life's separate investment accounts, which assets increased by $248,310 thousand.

     Total liabilities increased in 1996 by $310,240 thousand or 21.5% to $1,756,827 thousand from $1,446,587 thousand in 1995. As with assets, most of this growth occurred in the separate investment accounts. Growth in the separate investment account's assets and liabilities is attributable to increased variable annuity sales and deposits and appreciation in the separate account's underlying investments.

     Liquidity and Capital Resources
     -------------------------------

     Net cash provided by operating activities was $42,388 thousand, $97,916 thousand, and $81,148 thousand for the years ended 1996, 1995 and 1994, respectively. In 1996, net cash provided by operating activities declined by $55,528 thousand as compared to 1995, primarily due to increased surrender benefits and strong sales growth which generates commissions and acquisition costs in excess of revenues in the first contract year. The Board of Directors of MassMutual has authorized the contribution of funds to C.M. Life sufficient to meet the capital requirements of all states in which C.M. Life is licensed to do business.

     C.M. Life has structured its investment portfolio to ensure a strong liquidity position in order to permit timely payment of policy and contract benefits without requiring an untimely sale of assets. C.M. Life manages its liquidity position by matching its exposure to cash demands with adequate sources of cash and other liquid assets.

     C.M. Life's principal sources of liquidity are cash flow and holdings of cash, near cash and other readily marketable assets. The primary cash flow sources are investment income and principal repayments on invested assets, life insurance premiums, annuity considerations and deposits.

     C.M. Life's liquid assets include substantial Treasury holdings, short-term money market investments, stocks and marketable long-term fixed income securities. Cash and short-term investments totaled $63,688 thousand at December 31, 1996.

     The liquidity position of C.M. Life is proactively managed on an ongoing basis to meet cash needs while minimizing adverse impacts on investments returns. A variety of scenarios are analyzed by modeling potential demands on liquidity, taking into account the provisions of C.M. Life's policies and contracts in force, C.M. Life's cash flow position and the volume of cash and readily marketable securities in C.M. Life's portfolio.

     C.M. Life also employs sophisticated quantitative asset/liability cash flow management techniques to optimize and control the investment return and liquidity for each portfolio, taking into account the distinguishing liability characteristics of each portfolio.

     A primary liquidity concern for C.M. Life is the risk of early contractholder and policyholder withdrawal. The most affected products are individual life insurance and individual deferred annuities. Personal life insurance policies are less susceptible to withdrawal than annuity contracts because annuities are primarily used as investment vehicles, while personal life policies are used to fulfill longer term financial planning needs. C.M. Life closely evaluates and manages its liquidity risk.

     C.M. Life's exposure to early withdrawal for annuity products as of the dates indicated can be described as follows:

               Withdrawal Characteristics of Annuity Actuarial Reserves and
                                  Deposit Fund Liabilities

                                                           December 31,
                                                           ------------
                                                  1996                  1995
                                                  ----                  ----
                                                     % of                   % of
                                            Amount  Total          Amount  Total
                                            ------  -----          ------  -----
                                                      ($ In Thousands)
     Subject to discretionary withdrawal
      with adjustment:
     At market value                      $755,387   87.1%       $507,674   83.0%
     At book value less
      surrender charge                      88,398   10.2          92,606   15.1
                                          --------  -----        --------  -----
     Subtotal                              843,785   97.3         600,280   98.1
     Subject to discretionary
      withdrawal without
      adjustment:
     At book value
      (minimal or no charge or
      adjustment)                           22,346    2.5          11,032    1.8
     Not subject to discretionary
      withdrawal                             1,446    0.2             215     .1
                                          --------  -----        --------  -----
     Total annuity actuarial
      reserves and deposit
      fund liabilities (gross)             867,577  100.0%        611,527  100.0%
     Less reinsurance                            0                      0
                                          --------               --------
    Total annuity actuarial
      reserves and deposit
      fund liabilities                    $867,577               $611,527
                                          =======                ========

     Based on its ongoing monitoring and analysis of its liquidity sources and demands, C.M. Life believes that it is in a strong liquidity position.

     Capital Resources
     -----------------

     As of December 31, 1996, C.M. Life's total adjusted capital as defined by the NAIC was $128,219 thousand. The NAIC has developed the "Risk Based Capital" (RBC) model to compare the total adjusted capital with a standard design in order to reflect C.M. Life's risk profile. Although C.M. Life believes that there is no single appropriate means of measuring risk-based capital needs, it feels that the NAIC approach to RBC measurement is reasonable, and will manage its capital position with significant attention to maintaining adequate total adjusted capital relative to RBC. C.M. Life's total adjusted capital was well in excess of all RBC standards at December 31, 1996 and 1995. Management believes that C.M. Life enjoys a strong capital position in light of the risks to which it is subject and that it is well-positioned to meet policyholder and other obligations.

     Segment Information
     -------------------

     During 1996, 1995 and 1994, C.M. Life's operations consisted of one business segment which was principally the sale of universal life insurance and annuity products. C.M. Life is not dependent upon any single customer and no single customer accounted for more than 10% of revenues in 1996, 1995 and 1994.

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

     Inflation
     ---------

     The C.M. Life's operating expenses are affected by inflation. A large portion of C.M. Life's operating expenses consists of salaries which are subject to wage increases, at least partially affected by the rate of inflation. C.M. Life's continuing efforts to control expenses may reduce the impact of inflation on operating expenses.

     Inflation also has an indirect effect on C.M. Life. To the extent that the government's economic policy to control the level of inflation results in changes in interest rates, C.M. Life's new sales of insurance products and investment income are affected. Changes in the level of interest rates also have an effect on interest spreads, as investment earnings are reinvested.

     Investments
     -----------

     At December 31, 1996, C.M. Life had $1,022,587 thousand of invested assets in its general investment account. The portfolio of invested assets is managed to support the liabilities of the lines of business in light of yield, liquidity and diversification considerations. The general investment account portfolio does not include C.M. Life's separate account investment assets.


     The following table sets forth C.M. Life's invested assets in the general investment account and gross investment yield thereon (after deducting real estate operating expenses and taxes) as of the dates indicated:



                                                                  December 31,
                                                                  ------------

                                                1996                       1995                     1994
                                                ----                       ----                     ----
                                    Carrying    % of            Carrying   % of          Carrying   % of

                                     Value      Total   Yield     Value    Total   Yield   Value    Total  Yield
                                     -----      -----   -----     -----    -----   -----   -----    -----  -----
                                                                ($ In Thousands)
Bonds                           $  736,524      72.0%    7.8%  $736,099   75.1%    7.8%  $717,291   81.9%   7.4%

Preferred stocks                         -         -       -        211    0.0     5.8      1,815    0.2    9.3

Common stocks                       55,642       5.4     4.5     72,361    7.4     6.0          -      -      -

Mortgage loans                      33,791       3.3    12.6     30,716    3.1     7.7     42,038    4.8    8.5

Real estate                            0.0       0.0     0.0        0.0    0.0    23.7      1,897    0.2    6.1

Policy loans                       132,942      13.0     8.1    126,014   12.9     8.8    109,720   12.5    7.9

Cash and short-term

 investments                        63,688       6.3    10.6     15,069    1.5     4.5      3,025    0.4   12.6
                                ----------     -----    ----   --------  -----    ----   --------  -----   ----

Total investments               $1,022,587     100.0     7.9%  $980,470  100.0     7.8%  $875,786  100.0%   7.5%
                                ==========     =====    ====   ========  =====    ====   ========  =====   ====

     The yield on total investments before indirect expenses was 7.9%, 7.8% and 7.5% for the years ended December 31, 1996, 1995 and 1994, respectively. The yield on each investment category before federal income taxes is calculated as: (a) gross investment income (which for real estate deducts operating expenses and real estate taxes) divided by (b) the average carrying value, which does not include investment reserves.

     C.M. Life carries its investments in accordance with methods and values prescribed by the NAIC and adopted by state insurance authorities. Generally, bonds are valued at amortized cost, preferred stocks in good standing at cost, and common stocks at fair value. Mortgage loans are valued at principal less impairments and unamortized discount. Real estate is valued at cost less accumulated depreciation, impairments, and mortgage encumbrances. Depreciation on investment real estate is calculated using the straight-line method. Policy loans are carried at the outstanding loan balance less amounts unsecured by the cash surrender value of the policy. Short-term investments are stated at amortized cost which approximates fair value.

     Bonds
     -----

     The following table provides certain information regarding the maturity distribution of bonds (excluding short-term securities):

                                          Bond Maturities
                                            December 31,
                                            ------------

                                       1996             1995
                                       ----             ----
                                Carrying  % of   Carrying  % of

                                  Value   Total   Value    Total
                                  -----   -----   -----    -----
                                         ($ In Thousands)
     Due in one year or less    $ 76,698  10.9%  $ 17,729   2.4%

     Due after one year

      through five years         284,200  15.3    306,539   41.6

     Due after five years

      through ten years          202,722  22.7    225,283   30.6

     Due after ten years          84,515  16.3     35,854    4.9

     Mortgage-backed

      securities(1)               88,389  34.8    150,694   20.5
                                --------  ----   --------  -----
                                $736,524 100.0%  $736,099  100.0%
                                ======== =====   ========  =====

     (1)  Including securities guaranteed by the U.S. Government.

     The maturities of portfolio bonds are considered to be sufficiently diversified and are carefully monitored and managed in light of C.M. Life's liquidity needs. See "Liquidity and Capital Resources".

     Bonds consist primarily of government securities and high-quality marketable corporate securities. At December 31, 1996 and 1995, publicly traded bonds comprised 66.0% and 57.2% of the bond portfolio, respectively, and privately placed bonds comprised the remainder. Substantially all of the publicly traded and privately placed bonds held by C.M. Life are evaluated by the NAIC's Securities Valuation Office ("SVO") which assigns securities to one of six NAIC investment categories with Category 1 securities being the highest quality and Category 6 securities being the lowest quality. Categories 1 and 2 are investment grade, Category 3 is medium quality and Categories 4, 5 and 6 are non-investment grade.

     The table below sets forth, as of the dates indicated, the NAIC Securities Valuation Office (SVO) ratings for C.M. Life's bond portfolio (including short-term securities) and the equivalent public rating agency designations. The bond portfolio consists primarily of high grade securities. At December 31, 1996 and 1995, 93.7% and 91.9%, respectively, of the portfolio was invested in NAIC Categories 1 and 2 securities

                              Bond Credit Quality
                        (includes short-term securities)


                                          December 31,
                                          ------------

                                    1996                 1995
                                    ----                 ----
                                        ($ In Thousands)

NAIC

Bond        Rating Agency         Carrying   % of   Carrying   % of

Rating  Equivalent Designation     Value    Total     Value    Total
------  ----------------------   -------   -----   -------     -----
1       Aaa/Aa/A                 $452,615   56.7%  $425,073    56.6%

2       Baa                       295,314   37.0    265,117    35.3

3       Ba                         36,082    4.5     50,302     6.7

4       B                          11,802    1.5      9,929     1.3

5       Caa and lower                   0    0.0          0     0.0

6       In or near default          2,017    0.3         18     0.1
                                 --------  -----   --------   -----
      Total                      $797,830  100.0%  $750,439   100.0%
                                 ========  =====   ========   ======

     C.M. Life invests a significant portion of its investment funds in high quality publicly traded bonds in order to maintain and manage liquidity and reduce the risk of default in the portfolio. As of December 31, 1996, 96.8% of the publicly traded bonds were rated as NAIC Categories 1 and 2, as illustrated by the following chart:


                      Publicly Traded Bond Credit Quality
                       (includes short-term securities)

                                            December 31,
                                            ------------

                                      1996                1995
                                      ----                ----
                                          ($ In Thousands)

NAIC

Bond       Rating Agency        Carrying   % of   Carrying     % of

Rating  Equivalent Designation    Value   Total    Value      Total
------  ----------------------    -----   -----    -----      -----
1       Aaa/Aa/A                $364,432   69.2%   $310,593    72.4%

2       Baa                      145,368   27.6      92,078    21.5

3       Ba                        11,515    2.2      17,818     4.2

4       B                          5,520    1.0       8,436     1.9

5       Caa and lower                  0    0.0           0     0.0

6       In or near default             0    0.0           0     0.0
                                --------   -----   --------   -----
      Total                     $526,835   100.0%  $428,925   100.0%
                                ========   =====   ========   =====

  C.M. Life utilizes its investments in the privately placed bond portfolio to enhance the value of the overall portfolio, increase diversification and obtain higher yields than are possible with comparable quality public market securities. To control risk, C.M. Life relies upon broader access to management information, strengthened negotiated protective convenants, call protection features, and a higher level of collateralization. The strength of the privately placed bond portfolio is demonstrated by the predominance of NAIC Categories 1 and 2 securities.

                     Privately Placed Bond Credit Quality

                                                December 31,
                                                ------------

                                        1996                    1995
                                        ----                    ----
                                              ($ In Thousands)

NAIC

Bond          Rating Agency        Carrying    % of       Carrying    % of

Rating    Equivalent Designation     Value     Total        Value     Total
------    ----------------------     -----     -----        -----     -----
1         Aaa/Aa/A                 $ 88,183      32.6%    $114,480     35.6%

2         Baa                       149,946      55.3      173,039     53.8

3         Ba                         24,567       9.1       32,485     10.1

4         B                           6,281       2.3        1,493      0.5

5         Caa and lower                   0         0            0        0

6         In or near default          2,018       0.7           17        0
                                   --------    ------     --------    -----

          Total                    $270,995     100.0%    $321,514    100.0%
                                   ========    =======    ========    ======

  The following table sets forth by industry category the carrying value and percent of total of the bond portfolio, including short-term securities, as of December 31, 1996.

                           Bond Portfolio By Industry

                                                         December 31, 1996
                                                         -----------------

                                      Private              Public (1)           Total
                                      -------              ----------           -----
                               Carrying     % of    Carrying    % of     Carrying   % of

Industry Category                Value      Total     Value     Total     Value     Total
                               --------     -----     -----     -----     -----     -----
                                                      ($ in Thousands)
Aerospace                      $    517       0.2%   $  8,217     1.6%   $  8,734     1.1%

Banking                           6,497       2.4      38,863     7.4      45,360     5.7

Consumer Goods                   28,375      10.5      23,628     4.5      52,003     6.5

Finance & Leasing Co.            14,740       5.4      20,258     3.8      34,998     4.4

Governments                       3,052       1.1     103,463    19.6     106,515    13.4

Health Care                       1,500       0.6       1,001     0.2       2,501     0.3

Insurance & other financial

  services                       11,500       4.2      44,268     8.4      55,768     7.0

Media                            17,216       6.4       5,447     1.0      22,663     2.8

Merchandise retailers             4,500       1.7           0     0.0       4,500     0.6

Natural resources                18,000       6.6      31,041     5.9      49,041     6.1

Other Services                    7,250       2.7         983     0.2       8,233     1.0

Others                           65,297      24.1      52,326     9.9     117,623    14.7

Producer goods                   35,963      13.3      22,259     4.2      58,222     7.3

Securitized                      40,422      14.9      99,693    18.9     140,115    17.6

Transportation                    1,000       0.3      15,034     2.9      16,034     2.0

Utilities                        15,166       5.6      60,354    11.5      75,520     9.5
                               --------     -----    --------   -----    --------   -----

 Total                         $270,995     100.0%   $526,835   100.0%   $797,830   100.0%
                               ========     ======   ========   ======   ========   ======

(1)  Includes short-term securities.

  The estimated fair value of bonds is based upon quoted market prices for actively traded securities. C.M. Life subscribes to commercial pricing services providing estimated fair values of fixed income securities that are not actively traded. Estimated fair values for privately placed bonds are generally determined by applying interest rate spreads based on quality and asset type to the appropriate duration on the Treasury yield curve. The tables below set forth the carrying value, gross unrealized gains and losses, net unrealized gains and loses and estimated fair value of the bond portfolio (excluding short-term securities) at December 31, 1996 and 1995.


                                                            December 31, 1996
                                                            -----------------

                                             Gross        Gross         Net       Estimated
                                Carrying   Unrealized   Unrealized   Unrealized     Fair

                                  Value      Gains        Losses     Gain (Loss)    Value
                                  -----      -----        ------     ----------     -----
                                                    ($ In Thousands)
U.S. Treasury Securities

and Obligations of U.S.

Government Corporations

and Agencies                    $138,751     $ 2,175      $  964       $ 1,211    $139,962

Debt Securities issued by

Foreign Governments                3,953          53          22            31       3,984

Mortgage-backed securities        37,395         745         725            20      37,415

State and local governments       10,263         244         101           143      10,406

Industrial securities            509,227      11,643       3,700         7,943     517,170

Utilities                         36,935       1,168         159         1,009      37,944
                                --------     -------      ------       -------    --------

                                $736,524     $16,028      $5,671       $10,357    $746,881
                                ========     =======      ======       =======    ========


                                                            December 31, 1995
                                                            -----------------

                                             Gross        Gross         Net       Estimate
                                Carrying   Unrealized   Unrealized   Unrealized     Fair

                                  Value      Gains        Losses     Gain (Loss)    Value
                                  -----      -----        ------     ----------     -----
                                                    ($ In Thousands)
U.S. Treasury Securities

and Obligations of U.S.

Government Corporations

and Agencies                    $ 27,817     $ 1,764      $    8       $ 1,756    $ 29,573

Debt Securities issued by

Foreign Governments               11,186         483         295           188      11,374

Mortgage-backed securities       150,694       7,144         347         6,797     157,491

Industrial securities            501,252      21,472         711        20,761     522,013

Utilities                         45,150       2,303          16         2,287      47,437
                                --------     -------      ------       -------    --------

                                $736,099     $33,166      $1,377       $31,789    $767,888
                                ========     =======      ======       =======    ========

  Common Stocks
  -------------

  The common stock portfolio comprised 5.4% and 7.4% of C.M. Life's investments at December 31, 1996 and 1995, respectively. Common stock had a cost of $47,195 thousand in 1996 and $64,255 thousand in 1995; the fair value was $55,642 thousand and $73,361 thousand at December 31, 1996 and 1995, respectively.

  Mortgage Loans
  --------------

  All mortgage loans are fixed rate commercial mortgages on completed, income producing properties.

  The following table provides certain information regarding the maturity distribution of commercial mortgage loans:

                                        Mortgage Loan Maturities

                                            December 31, 1996
                                            -----------------
                           Carrying                                      % of
                            Value                                        Total
                            -----                                        -----
                                            ($ In Thousands)
Due in one year or less    $ 4,387                                        13.0%
Due after one year
  through five years        23,915                                        70.8
Due after five years
  through ten years          5,489                                        16.2
                           -------                                       -----
 Total                     $33,791                                       100.0%
                           =======                                       ======

  At December 31, 1996, 99.6% of the mortgage loan portfolio consisted of bullet loans (loans that do not fully amortize over their term). Scheduled bullet maturities at December 31, 1996 of $4,387 thousand, $6,003 thousand, $1,886 thousand in 1997, 1998 and 1999 and represent 13.0%, 17.8% and 5.6%, respectively, of the mortgage loan portfolio. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

  During 1996 and 1995, all renewed bullet loans were performing assets prior to renewal and all loan renewals reflected market conditions. Past experience with regard to bullet maturities, however, is not necessarily indicative of future results.

  The maturities of commercial mortgage loans are considered by C.M. Life to be sufficiently diversified and are carefully monitored and managed in light of
  C.M. Life's liquidity needs.  See   "Liquidity and Capital Resources."

  The mortgage loan portfolio comprised 3.3% and 3.1% of C.M. Life's investments at December 31, 1996 and 1995, respectively. The mortgage loan average investment yield was 12.6% and 7.7% for the years ending December 31, 1996 and 1995, respectively.

  The following tables set forth by property type and geographic distribution the carrying value of mortgage loan balances as a percentage of the portfolio as of the dates indicated:

                                             Mortgage Loans by
                                               Property Type

                                               December 31,
                                               ------------

                                   1996                             1995
                                   ----                             ----

                           Carrying    % of                 Carrying    % of

                            Value      Total                 Value      Total
                            -----      -----                 -----      -----
                                              (In Thousands)
  Office                   $16,321      48.3%               $11,796       38.4%

  Retail                     5,332      15.8                  4,507       14.7

  Industrial & Other         8,030      23.7                  7,479       24.4

  Apartments                 4,108      12.2                  6,934       22.5
                           -------     -----                -------     ------

                           $33,791     100.0%               $30,716     $100.0%
                           =======     ======               =======     =======

                                             Mortgage Loans by
                                          Geographic Distribution

                                               December 31,
                                               ------------

                                   1996                             1995
                                   ----                             ----

                           Carrying    % of                 Carrying    % of

                            Value      Total                 Value      Total
                            -----      -----                 -----      -----
                                              (In Thousands)
  West                     $ 3,643      10.8%               $ 3,770      12.3%

  Northeast                 12,833      38.0                 17,530      57.1

  Mid-Atlantic               3,446      10.2                      0         0

  Southeast                  8,633      25.6                  9,416      30.6

  Midwest                    1,990       6.0                      0         0

  Southwest                  3,246       9.4                      0         0
                           -------     -----                -------     -----

                           $33,791     100.0%               $30,716     100.0%
                           =======     ======               =======     ======

  C.M. Life actively monitors and manages its mortgage loan portfolio and also directly services the portfolio. Company personnel perform or review all aspects of loan origination and portfolio management, including lease analysis, property transfer analysis, economic and financial reviews, tenant analysis and oversight of default and bankruptcy proceedings. All properties are revalued each year and reinspected either each year or every other year based on internal quality ratings. C.M. Life uses the following criteria to determine whether a current or potential problem exists: ( i) borrower bankruptcies, (ii) major tenant bankruptcies, (iii) requests for restructuring, (iv) delinquent tax payments, (v) late payments, (vi) loan-to-value or debt service coverage deficiencies and (vii) overall vacancy levels.

  Policy Loans
  ------------

  As of December 31, 1996 and 1995, C.M. Life's policy loans were $132,942 thousand and $126,014 thousand, respectively. Policy loans, as a percentage of invested assets, were 13.0% and 12.9% at December 31, 1996 and 1995, respectively. Variable interest rate policy loans were 98.6% of total policy loans at December 31, 1996 and 1995. For loans with variable interest rates, the rates are adjusted annually based upon changes in a corporate bond index.

  Competition
  -----------

  The life insurance industry is highly competitive. There are more than 1,700 life insurance companies in the United States, many of which offer insurance products similar to those marketed by C.M. Life. In addition to competition within the industry, insurers are increasingly facing competition from non-traditional sources in the financial services business, including mutual funds, banks, securities brokerage houses and other financial services entities, many of which provide alternative investment and savings vehicles for consumers. Legislative initiatives proposed at the federal level would, if enacted, reorder the financial services industry, thereby changing the environment in which C.M. Life competes.

  C.M. Life's management believes its financial strength, agent skill and historical product performance provide competitive advantages for the products it offers in these markets. In early 1996, after the merger of MassMutual and Connecticut Mutual Life Insurance Company, C.M. Life received the following ratings from the various rating agencies, A.M. Best Company, Inc. (A++), Standard and Poor's Corporation (AAA) and Duff & Phelps Credit Rating Company
  (AAA).

  MassMutual, C.M. Life's parent, has received the highest ratings from A.M. Best Company, Inc. (A++), Standard & Poor's Corporation (AAA), and Duff & Phelps Credit Rating Company (AAA), as well as a rating of Aa1 by Moody's Investors Service, Inc. (the highest in its "excellent" category). In late 1995 and early 1996, all four of these agencies conducted thorough reviews of MassMutual's ratings in light of the Connecticut Mutual Life Insurance Company merger. In all four cases, the 1995 ratings for MassMutual were reaffirmed.

  Transactions with MassMutual
  ----------------------------

  MassMutual and C.M. Life have an agreement whereby MassMutual for a fee will furnish C.M. Life, as required, operating facilities, human resources, computer software development and managerial services. Investment and administrative services are provided to C.M. Life pursuant to a management services agreement with MassMutual. Fees incurred under the terms of the agreement were $45,914 thousand in 1996. Similar arrangements were in place with Connecticut Mutual Life Insurance Company, C.M. Life's former parent; prior to its merger with MassMutual. Fees incurred in 1995 and 1994 under the arrangement with Connecticut Mutual Life Insurance Company were $34,008 thousand and $16,412 thousand, respectively.

  In addition, as previously discussed, C.M. Life has a modified coinsurance quota-share reinsurance agreement on certain universal life policies and a stop-loss agreement with MassMutual.

  Regulation
  ----------

  C.M. Life is organized as a Connecticut stock life insurance company, and is subject to Connecticut laws governing insurance companies. C.M. Life is regulated and supervised by the State of Connecticut Insurance Commissioner. By March 1 of every year, C.M. Life must prepare and file an annual statement, in a form prescribed by the State of Connecticut Insurance Department, as of December 31 of the preceding year. The Commissioner and his or her agents have the right at all times to review or examine C.M. Life's books and assets. A full examination of C.M. Life's operations is conducted periodically according to the rules and practices of the NAIC. C.M. Life is also subject to the insurance laws of the states in which it is authorized to do business, to various federal and state securities laws and regulations, and to regulatory agencies which administer those laws and regulations.

  C.M. Life is licensed to transact its insurance business in, and is subject to regulation and supervision by the Commonwealth of Puerto Rico, the District of Columbia and all 50 states of the United States, except New York. The extent of such regulation varies, but most jurisdictions have laws and regulations requiring the licensing of insurers and their agents and setting standards of solvency and business conduct to be maintained by licensed insurance companies, and may regulate withdrawal from certain markets. In addition, statutes and regulations usually require the approval of policy forms and, for certain lines of insurance, the approval of rates. Such statutes and regulations also prescribe the permitted types and concentration of investments. C.M. Life is also subject to regulation of its accounting methodologies and is required to file detailed annual financial statements with supervisory agencies in each of the jurisdictions in which it does business. Each of its operations and accounts is also subject to examination by such agencies at regular intervals.

  C.M. Life is subject to guaranty fund assessments in all states in which it does business. The guaranty associations are organized to pay contractual obligations under insurance policies issued by impaired or insolvent insurers. C.M. Life believes such assessments in excess of amounts accrued will not materially affect its financial position, results of operations or liquidity. In 1996, C.M. Life elected not to admit $1,621 thousand of guaranty fund premium tax offset receivable relating to prior assessments.

  C.M. Life is also subject to risk-based capital (RBC) requirements promulgated by the NAIC. The RBC Model Act will give state insurance commissioners explicit regulatory authority to require various actions by, or take various actions against, insurance companies whose total adjusted capital does not meet the RBC standards. C.M. Life's total adjusted capital was well in excess of all RBC standards at December 31, 1996 and 1995.

  In addition to regulation of its insurance business, C.M. Life is subject to various types of federal and state laws and regulations affecting the conduct, taxation and other aspects of their businesses. Certain policies and contracts offered by C.M. Life are subject to various levels of regulation under the federal securities laws administered by the Securities and Exchange Commission.

  C.M. Life's management believes it is in compliance in all material respects with all applicable laws and regulations.

   New Accounting Pronouncements
   -----------------------------

   The accompanying statutory financial statements, except as to form, have been prepared in conformity with the practices of the NAIC and the accounting practices prescribed or permitted by the Insurance Department of the State of Connecticut ("statutory accounting practices"). Prior to 1996 financial statements prepared using statutory accounting practices were considered to be in conformity with GAAP for wholly-owned stock life insurance subsidiaries of mutual life insurance companies. In 1993, the Financial Accounting Standards Board ("FASB") issued interpretation No. 40 ("Fin. 40"), "Applicability of Generally Accepted Accounting Principles to Mutual Life Insurance and Other Enterprises", which clarified that wholly owned stock life insurance subsidiaries of mutual life insurance companies issuing financial statements described as prepared in conformity with GAAP after 1995 are required to apply all applicable GAAP pronouncements in preparing those financial statements. In January 1995, the FASB issued Statement No. 120 ("SFAS 120"), "Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Enterprises for Certain Long-Duration Participating Contracts," which among other things, extended the applicability of certain FASB statements to mutual life insurance companies and deferred the effective date of Fin. 40 to financial statements issued or reissued after 1996. Accordingly, the financial statements presented herein are no longer considered to be in conformity with GAAP.

   The NAIC is currently drafting proposed codification changes to existing statutory accounting practices. At this time, C.M. Life can not determine the impact of these changes, as additional proposals are expected to be made in the near future.

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
   ----------------------------------------------------

Financial statements, in the form required by Regulation S-X, are set forth below. The Registrant is not required to file supplementary financial data specified by Item 302 of Regulation S-K.

                          C.M. LIFE INSURANCE COMPANY

                   STATUTORY STATEMENT OF FINANCIAL POSITION

                                                             December 31,

                                                          1996           1995
                                                       ----------     ----------
                                                       (In Thousands Except for
                                                          Share Information)
Assets:
Bonds                                                  $  736,524     $  736,099
Preferred stocks                                                -            211
Common stocks                                              55,642         72,361
Mortgage loans                                             33,791         30,716
Policy loans                                              132,942        126,014
Cash and short-term instruments                            63,688         15,069
                                                       ----------     ----------
 Total invested assets                                  1,022,587        980,470

Investment and insurance amounts receivable                32,783         23,765
Transfer due from separate account                         24,278         22,300
Federal income tax receivable                               7,094              -
Other assets                                                   87          1,819
Separate account assets                                   779,742        531,432
                                                       ----------     ----------

                                                       $1,866,571     $1,559,786
                                                       ==========     ==========
Liabilities:

Policyholders' reserves and funds                      $  907,492     $  867,672
Policy claims and other benefits                            3,843          2,086
Payable to parent and affiliates                            9,654         10,823
Federal income taxes                                            -          2,820
Asset valuation reserve                                    18,475         15,868
Investment reserves                                         3,329          4,011
Other liabilities                                          34,292         11,875
Separate account reserves and liabilities                 779,742        531,432
                                                       ----------     ----------

                                                        1,756,827      1,446,587
                                                       ----------     ----------

Shareholder's equity:

Common stock, $200 par value
  50,000 shares authorized
  12,500 shares issued and outstanding                      2,500          2,500
Paid-in capital and contributed surplus                    43,759         43,759
Shareholder's equity                                       63,485         66,940
                                                       ----------     ----------
                                                          109,744        113,199
                                                       ----------     ----------
                                                       $1,866,571     $1,559,786
                                                       ==========     ==========


                 See notes to Statutory Financial Statements.

                          C.M. LIFE INSURANCE COMPANY

                         STATUTORY STATEMENT OF INCOME

                                                    Years Ended December 31,

                                                   1996       1995       1994
                                                 --------   --------   --------

                                                        (In Thousands)
Income:

Premium income                                   $314,372   $260,847   $251,176
Net investment and other income                    76,456     84,390     83,354
                                                 --------   --------   --------

                                                  390,828    345,237    334,530
                                                 --------   --------   --------

Benefits and expenses:

Policy benefits and payments                       98,966     58,913     44,033
Addition to policyholder's reserves, funds
  and separate accounts                           210,324    211,403    230,338
Operating expenses                                 45,448     32,146     14,786
Commissions                                        24,987     14,092      7,365
State taxes, licenses and fees                      3,247      5,017      4,199
                                                 --------   --------   --------
                                                  382,972    321,571    300,721
Net gain from operations before federal
  income taxes                                      7,856     23,666     33,809

Federal income taxes                                6,286      9,376     14,249
                                                 --------   --------   --------
Net gain from operations                            1,570     14,290     19,560

Net realized capital gain (loss)                      635       (540)    (1,772)
                                                 --------   --------   --------

Net income                                       $  2,205   $ 13,750   $ 17,788
                                                 ========   ========   ========

                 See notes to Statutory Financial Statements.

                          C.M. LIFE INSURANCE COMPANY

            STATUTORY STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY

                                                 Years Ended December 31,

                                               1996        1995        1994
                                             --------    --------    --------

                                                     (In Thousands)
Shareholder's equity, beginning of year      $113,199    $103,837    $ 87,898

Increases (decreases) due to:
Net income                                      2,205      13,750      17,788
Change in asset valuation and investment
  reserves                                     (1,923)     (9,228)       (106)
Change in non-admitted assets                  (2,765)     (1,157)     (1,761)
Net unrealized capital gain (loss)               (972)      5,997          18
                                             --------    --------    --------

                                               (3,455)      9,362      15,939
                                             --------    --------    --------

Shareholder's equity, end of year            $109,744    $113,199    $103,837
                                             ========    ========    ========

                 See notes to Statutory Financial Statements.

                          C.M. LIFE INSURANCE COMPANY

                       STATUTORY STATEMENT OF CASH FLOWS

                                                          Years Ended December 31,

                                                      1996         1995         1994
                                                    --------     --------     --------

                                                                 (In Thousands)
Operating activities:

    Net income (loss)                               $   2,205    $  13,750    $  17,788
    Additions to policyholder's reserves, funds,
      and net of transfers to separate accounts        41,578       84,218       68,764
    Net realized capital gain (loss)                     (635)         540        1,772
    Change in receivable (payable) from parent         (1,169)       5,711       (3,870)
    Other changes                                         409       (6,303)      (3,306)
                                                    ---------    ---------    ---------

    Net cash provided by operating activities          42,388       97,916       81,148

Investing activities:
    Loans and purchases of investments               (184,900)    (491,893)    (332,750)
    Sales or maturities of investments and
      receipts from repayment of loans                191,131      406,021      249,038
                                                    ---------    ---------    ---------

    Net cash provided by (used in) investing
       activities                                       6,231      (85,872)     (83,712)

Financing activities:
     Net cash provided by financing activities              -            -            -

Increase (decrease) in short-term investments          48,619       12,044       (2,564)

Cash and short-term investments, beginning of
  year                                                 15,069        3,025        5,589
                                                    ---------    ---------    ---------

Cash and short-term investments, end of year        $  63,688    $  15,069    $   3,025
                                                    =========    =========    =========

                 See notes to Statutory Financial Statements.

                          C.M. Life Insurance Company
                         Notes to Financial Statements
                       December 31, 1996, 1995 and 1994


1.   Summary of Significant Accounting Policies

     C.M. Life Insurance Company (the Company) is a wholly owned stock life insurance subsidiary of Massachusetts Mutual Life Insurance Company ("MassMutual"). On March 1, 1996, the operations of the Company's former parent, Connecticut Mutual Life Insurance Company, were merged into MassMutual. The Company is primarily engaged in the sale of flexible premium universal life insurance and variable annuity products. The Company is licensed to transact business in all states except New York.

     The accompanying statutory financial statements, except as to form, have been prepared in conformity with the practices of the National Association of Insurance Commissioners and the accounting practices prescribed or permitted by the Insurance Department of the State of Connecticut ("statutory accounting practices") which prior to 1996 were considered to be in conformity with generally accepted accounting principles ("GAAP"). In 1993, the Financial Accounting Standards Board ("FASB") issued interpretation No. 40 ("Fin. 40"), "Applicability of Generally Accepted Accounting Principles to Mutual Life Insurance and Other Enterprises", which clarified that wholly owned stock life insurance subsidiaries of mutual life insurance companies issuing financial statements described as prepared in conformity with GAAP after 1995 are required to apply all applicable GAAP pronouncements in preparing those financial statements. In January 1995, the FASB issued Statement No. 120 ("SFAS 120"), "Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Enterprises for Certain Long-Duration Participating Contracts," which among other things, extended the applicability of certain FASB statements to mutual life insurance companies and deferred the effective date of Fin. 40 to financial statements issued or reissued after 1996. As required by generally accepted auditing standards, the opinion expressed by our former independent accountants on the 1995 and 1994 financial statements is different from that expressed in their previous report.

     The accompanying statutory financial statements are different in some respects from GAAP financial statements. The more significant differences are as follows: (a) acquisition costs, such as commissions and other costs in connection with acquiring new business, are charged to current operations as incurred, whereas GAAP would require these expenses to be capitalized and recognized over the life of the policies; (b) policy reserves are based upon statutory mortality and interest requirements without consideration of withdrawals, whereas GAAP reserves would be based upon reasonably conservative estimates of mortality, morbidity, interest and withdrawals; (c) bonds are generally carried at amortized cost whereas GAAP would value bonds at fair value and (d) deferred income taxes are not provided for book-tax timing differences whereas GAAP would record deferred income taxes. Management has not yet completed GAAP financial statements, but believes that shareholder's equity based upon GAAP will be higher than shareholder's equity based upon statutory accounting practices.

     The preparation of financial statements requires management to make estimates and assumptions that affect the report amounts of assets and liabilities, as well as disclosures of contingent assets and liabilities, at the date of the financial statements. Management must also make estimates and assumptions that affect the amounts of revenues and expenses during the reporting period. Future events, including changes in the levels of mortality, morbidity, interest rates and asset valuations, could cause actual results to differ from the estimates used in the financial statements.

     The following is a description of C.M. Life's current principal accounting policies and practices.

     a.   Investments

          Bonds and stocks are valued in accordance with rules established by the National Association of Insurance Commissioners. Generally, bonds are valued at amortized cost, preferred stocks in good standing at cost, and common stocks at fair value.

          Mortgage loans are valued at principal less unamortized discount.

          Policy loans are carried at the outstanding loan balance less amounts unsecured by the cash surrender value of the policy.

          Short-term investments are stated at amortized cost, which approximates fair value.

          In compliance with regulatory requirements, C.M. Life maintains an Asset Valuation Reserve and an Interest Maintenance Reserve. The Asset Valuation Reserve and other investment reserves, as prescribed and permitted by the Connecticut Insurance Department, stabilize the policyholders' contingency reserves against fluctuations in the value of stocks, as well as declines in the value of bonds and mortgage loans.

          The Interest Maintenance Reserve captures after-tax realized capital gains and losses which result from changes in the overall level of interest rates for all types of fixed income investments. This reserve is amortized into income using the grouped method over the remaining life of the investment sold or over the remaining life of the underlying asset. Net realized after tax capital gains of $425 thousand in 1996 and net realized after tax capital losses of $867 thousand in 1995 and $3,391 thousand in 1994 were transferred to the Interest Maintenance Reserve. Amortization of the Interest Maintenance Reserve into net investment income amounted to $37 thousand in 1996, $61 thousand in 1995, and $309 thousand in 1994. In 1996, 1995 and 1994, the Interest Maintenance Reserve resulted in net loss deferral. In accordance with the practices of the National Association of Insurance Commissioners, the balance was recorded as a reduction of shareholder's equity.

          Realized capital gains and losses, less taxes, not includable in the Interest Maintenance Reserve, are recognized in net income. Realized capital gains and losses are determined using the specific identification method. Unrealized capital gains and losses are included in shareholder's equity.

     b.   Separate Accounts

          Separate account assets and liabilities represent segregated funds administered and invested by C.M. Life for the benefit of variable annuity and variable life insurance contract holders. The assets consist principally of marketable securities reported at fair value. Transfers due from separate account represents the separate account assets in excess of statutory benefit reserves. Premiums, benefits and expenses of the separate accounts are reported in the statutory statement of operations. Reserves for these life and annuity contracts have been established using assumed interest rates and valuation methods that will provide reserves at least as great as those required by law and contract provisions. C.M. Life receives administrative and investment advisory fees from these accounts.

     c.   Non-admitted Assets

          Assets designated as "non-admitted" (principally prepaid agent commissions, other prepaid expenses and Interest Maintenance Reserve, when in a net loss deferral position) are excluded from the statutory statement of financial position. These amounted to $6,604 thousand and $3,839 thousand as of December 31, 1996 and 1995, respectively and changes therein are charged directly to shareholder's equity.

     d.   Policyholders' Reserves and Funds

          Policyholders' reserves for life contracts are developed using accepted actuarial methods computed principally on the net level premium and the Commissioners' Reserve Valuation Method bases using the American Experience and 1980 Commissioners' Standard Ordinary mortality tables with assumed interest rates ranging from 4.0 to 4.5 percent.

          Reserves for single premium deferred annuities are calculated based on the Commissioners' Annuity Reserve Valuation Method utilizing the change in fund method and assuming interest on changes in funds of 7.0%, 8.0% and 7.0% in 1996, 1995 and 1994, respectively. Additional reserves are maintained for contracts where the cash surrender value exceeds the actuarially determined reserve.

          Reserves for policies and contracts considered investment contracts have a carrying value and fair value of $113,670 thousand (fair value is determined by discounted cash flow projections).

     e.   Premium and Related Expense Recognition

          Life insurance premium income is recognized annually on the anniversary date of the policy. Annuity premium is recognized when received. Commissions and other costs related to the issuance of new policies, maintenance and settlement costs are charged to current operations.

     f.   Cash and Short-term Investments

          For purposes of the statutory Statement of Cash Flows, the Company considers all highly liquid short-term investments with a maturity of twelve months or less from the date of purchase to be cash and short-term investments.

2.   Federal Income Taxes

     Provision for federal income taxes is based upon C.M. Life's best estimate of its tax liability. No deferred tax effect is recognized for temporary differences that may exist between financial reporting and taxable income. Accordingly, the reporting of miscellaneous temporary differences, such as reserves and acquisition costs, resulted in an effective tax rate which is other than the statutory tax rate.

3.   Stockholder's Equity

     The Board of Directors of MassMutual has authorized the contribution of funds to C.M. Life sufficient to meet the capital requirements of all states in which C.M. Life is licensed to do business. Substantially all of the statutory stockholder's equity is subject to dividend restrictions relating to various state regulations which limit the payment of dividends without prior approval. Under these regulations, $11,320 thousand of stockholder's equity is available for distribution to shareholders in 1997 without prior regulatory approval.

4.   Related Party Transactions

     Investment and administrative services are provided to C.M. Life pursuant to a management services agreement with MassMutual. Fees incurred under the terms of the agreement were $45,914 thousand, $34,008 thousand and $16,412 thousand in 1996, 1995 and 1994, respectively.

     Effective March 1, 1996, C.M. Life modified its underwriting agreement with its affiliates, GR Phelps and MML Distributors, whereby C.M. Life will pay all future commissions relating to variable annuity business in exchange for the rights to retain all future policy administration fees and charges.

     C.M. Life cedes a portion of its life insurance business to MassMutual and other insurers in the normal course of business. C.M. Life's retention limit per individual insured is $4,000 thousand; the portion of the risk exceeding the retention limit is reinsured with other insurers. C.M. Life is contingently liable with respect to ceded reinsurance in the event any reinsurer is unable to fulfill its contractual obligations.

     C.M. Life has a modified coinsurance quota-share reinsurance agreement with MassMutual whereby C.M. Life cedes 50% of the premiums on certain universal life policies issued in 1985 and 75% of the premiums with issue dates on or after January 1, 1986. In return MassMutual pays C.M. Life a stipulated expense allowance, death and surrender benefits, and a modified coinsurance adjustment. Reserves for payment of future benefits for the ceded policies are retained by C.M. Life.

     C.M. Life also has a stop-loss agreement with MassMutual, with maximum coverage at $25,000 thousand, under which C.M. Life cedes claims which, in aggregate, exceed $28,080 thousand in 1996, $24,245 thousand in 1995, and $18,348 thousand in 1994. For each of the years, the limit was not exceeded. C.M. Life paid approximately $400 thousand, $602 thousand, and $435 thousand in premiums under the agreement in 1996, 1995 and 1994, respectively.

5.   Investments

     C.M. Life maintains a diversified investment portfolio. Investment policies limit concentration in any asset class, geographic region, industry group, economic characteristic, investment quality or individual investment.

     a. Bonds

        The carrying value and estimated fair value of investments in bonds as of December 31, 1996 and 1995 are as follows:

                                                   December 31, 1996
                                                   -----------------
                                       Gross            Gross            Gross
                                     Carrying        Unrealized       Unrealized           Fair
                                       Value            Gains           Losses            Value
                                     ---------       -----------      -----------     --------------
                                                            (In Thousands)
 U. S. Treasury Securities            $138,751           $ 2,175           $  964          $139,962
  and Obligations of U.S.
  Government Corporations
  and Agencies

 Debt Securities issued by               3,953                53               22             3,984
   Foreign Governments

 Mortgage-backed securities             37,395               745              725            37,415

 State and local governments            10,263               244              101            10,406

 Industrial securities                 509,227            11,643            3,700           517,170

 Utilities                              36,935             1,168              159            37,944
                                      --------           -------           ------          --------

      Total                           $736,524           $16,028           $5,671          $746,881
                                      ========           =======           ======          ========

                                                     December 31, 1995
                                                     -----------------
                                                          Gross          Gross         Estimated
                                          Carrying     Unrealized     Unrealized          Fair
                                           Value         Gains          Losses           Value
                                          ---------    -----------    -----------     -------------
                                                             (In Thousands)
       U. S. Treasury Securities          $ 27,817        $ 1,764         $    8          $ 29,573
         and Obligations of U.S.
         Government Corporations
         and Agencies

       Debt Securities issued by            11,186            483            295            11,374
         Foreign Governments

       Mortgage-backed securities          150,694          7,144            347           157,491

       Industrial securities               501,252         21,472            711           522,013

       Utilities                            45,150          2,303             16            47,437
                                          --------        -------         ------          --------

           Total                          $736,099        $33,166         $1,377          $767,888
                                          ========        =======         ======          ========

     The carrying value and estimated fair value of bonds at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                                                Estimated
                                                  Carrying        Fair
                                                    Value         Value
                                                  ---------     ---------
                                               (In Thousands)

   Due in one year or less                         $ 76,698      $ 77,009
   Due after one year through five years            284,200       287,363
   Due after five years through ten years           202,722       206,317
   Due after ten years                               84,515        86,874
                                                   --------      --------
   subtotal                                         648,135       657,563
                                                   --------      --------
   Mortgage-backed securities, including
    securities guaranteed by the U.S. Government     88,389        89,318
                                                   --------      --------

    Total                                          $736,524      $746,881
                                                   ========      ========

Proceeds from sales of investments in bonds were $162,934 thousand during 1996, $380,567 thousand during 1995 and $224,884 thousand during 1994. Gross capital gains of $1,608 thousand in 1996, $3,598 thousand in 1995 and $1,358 thousand in 1994 and gross capital losses of $876 thousand in 1996, $4,658 thousand, in 1995 and $4,439 thousand in 1994 were realized on those sales, a portion of which were included in the Interest Maintenance Reserve. Estimated fair value of non-publicly traded bonds is determined by C.M. Life using a pricing matrix .

b.   Stocks

     Common stocks had a cost of $47,195 thousand in 1996 and $64,225 thousand in 1995.

c.   Mortgages

     The fair value of mortgage loans, as determined from a pricing matrix for performing loans and the estimated underlying real estate value for non-performing loans, approximated carrying value less valuation reserves held.

d.   Other

     The carrying value of investments which were non-income producing for the preceding twelve months was $2,774 thousand at December 31, 1996. C.M. Life had restructured loans with book values of $21,867 thousand and $17,128 thousand at December 31, 1996 and 1995, respectively. The loans typically have been modified to defer a portion of the contracted interest payments to future periods. Interest deferred to future periods totaled $178 thousand in 1996, $171 thousand in 1995 and $183 thousand in 1994.

     It is not practicable to determine the fair value of policy loans as they do not have a stated maturity.

6.   Portfolio Risk Management

     C.M. Life manages its investment risks to reduce interest rate and duration imbalances determined in asset/liability analyses. The fair values of these instruments, which are not recorded in the financial statements, are based upon market prices or prices obtained from brokers. C.M. Life does not hold or issue financial instruments for trading purposes.

     C.M. Life utilizes interest rate swap agreements and options to reduce interest rate exposures arising from mismatches between assets and liabilities and to modify portfolio profiles to manage other risks identified. Under interest rate swaps, C.M. Life agrees to exchange, at specified intervals, the difference between fixed and floating interest rates calculated by reference to an agreed-upon notional principal amount. Net amounts receivable and payable are accrued as adjustments to interest income and included in investment and insurance amounts receivable on the Statutory Statement of Financial Position. Gains and losses realized on the termination of contracts are amortized through the Interest Maintenance Reserve over the remaining life of the associated contract. At December 31, 1996 and 1995, C.M. Life had swaps with notional amounts of $13,000 thousand. The fair value of these instruments was $103 thousand at December 31, 1996 and $491 thousand at December 31, 1995. During 1996 options (protective puts) were utilized to hedge equity exposures. The net 1996 realized losses from this activity were $837 thousand. The notional amount options totaled $34,700 thousand as of December 31, 1996.

     During 1994 interest rate futures were acquired to hedge the reinvestment of anticipated proceeds from a bulk mortgage sale. The actual gain of $95 thousand was amortized over the expected term of the assets acquired with the mortgage sale proceeds. No interest rate futures were held as of December 31, 1996 and 1995.

7.   Liquidity

     The withdrawal characteristics of the policyholder's reserves and funds, including separate accounts, and the invested assets which support them at December 31, 1996 are illustrated below:

                                                    (In thousands)
  Total policyholders' reserves and funds and
    separate account liabilities                      $1,687,234
  Not subject to discretionary withdrawal                 (1,446)
  Policy loans                                          (132,941)
                                                      ----------
  Subject to discretionary withdrawal                 $1,552,847
                                                      ==========

  Total invested assets, including separate
    investment accounts                               $1,802,416
  Policy loans and other invested assets                (216,721)
                                                      ----------
  Readily available marketable instruments            $1,585,695
                                                      ==========

8.   Business Risks and Contingencies

     C.M. Life is subject to insurance guaranty fund laws in the states in which it does business. These laws assess insurance companies amounts to be used to pay benefits to policyholders and claimants of insolvent insurance companies. Many states allow these assessments to be credited against future premium taxes. C.M. Life believes such assessments in excess of amounts accrued will not materially affect its financial position, results of operations or liquidity. In 1996, C.M. Life elected not to admit $1,621 thousand of guaranty fund premium tax offset receivable relating to prior assessments.

     C.M. Life is involved in regulatory proceedings and various litigation in the ordinary course of business. In the opinion of management, the ultimate resolution of such proceedings and litigation will not result in fines or judgments which, in the aggregate, would materially affect C.M. Life's financial position or results of operations.

9.   Reclassifications

     Certain 1995 and 1994 amounts have been reclassified to conform with the current year presentation.

10.  Affiliated Companies
     The relationship of the Company, its parent and affiliated companies as of December 31, 1996 is illustrated below. Subsidiaries are wholly-owned by the parent, except as noted.

     Parent
     ------
     Massachusetts Mutual Life Insurance Company

     Subsidiaries of Massachusetts Mutual Life Insurance Company
     -----------------------------------------------------------
     C.M. Assurance Company
     C.M. Benefit Insurance Company
     C.M. Life Insurance Company
     MassMutual Holding Company
     MassMutual Holding Company Two, Inc. (Sold in March 1996)
     MassMutual of Ireland, Limited
     MML Bay State Life Insurance Company
     MML Distributors, LLC

     Subsidiaries of MassMutual Holding Company
     ------------------------------------------
     G.R. Phelps, Inc.
     MassMutual Holding Trust I
     MassMutual Holding Trust II
     MassMutual Holding MSC, Inc.
     MassMutual International, Inc.
     MassMutual Reinsurance Bermuda (Sold in December 1996)
     MML Investor Services, Inc.
     State House One (Liquidated in December 1996)

     Subsidiaries of MassMutual Holding Trust I
     ------------------------------------------
     Antares Leveraged Capital Corporation
     Charter Oak Capital Management, Inc.
     Cornerstone Real Estate Advisors, Inc.
     DLB Acquisition Corporation
     Oppenheimer Acquisition Corporation - 86.15%

     Subsidiaries of MassMutual Holding Trust II
     -------------------------------------------
     CM Advantage, Inc.
     CM International, Inc.
     CM Property Management, Inc.
     High Yield Management, Inc.
     MMHC Investments, Inc.
     MML Realty Management
     Urban Properties, Inc.
     Westheimer 335 Suites, Inc.

     Subsidiaries of MassMutual International
     ----------------------------------------
     MassLife Seguros de Vida (Argentina) S.A.
     MassMutual International (Bermuda) Ltd.
     Mass Seguros de Vida (Chile) S.A.
     MassMutual International (Luxemburg) S.A.

     MassMutual Holding MSC, Incorporated
     ------------------------------------
     MassMutual/Carlson CBO N.V. - 50%
     MassMutual Corporate Value Limited - 46%

     Affiliates of Massachusetts Mutual Life Insurance Company
     ---------------------------------------------------------
     MML Series Investment Fund
     MassMutual Institutional Funds
     Oppenheimer Value Stock Fund

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Policyholders of C.M. Life Insurance Company

We have audited the statutory financial statements and the financial statement schedules of C.M. Life Insurance Company as of December 31, 1996 listed in Item 14(a) 1 and 2 of this Form 10-K. The 1996 financial statements and the financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1 to the financial statements, the Company prepared these financial statements using statutory accounting practices of the National Association of Insurance Commissioners and the accounting practices prescribed or permitted by the Department of Insurance of the State of Connecticut, which practices differ from generally accepted accounting principles. The effects on the financial statements of the variances between the statutory basis of accounting and generally accepted accounting principles, although not determinable at this time, are presumed to be material.

In our opinion, because of the effects of the matter discussed in the third paragraph, the financial statements referred to above do not present fairly, in conformity with generally accepted accounting principles, the financial position of C.M. Life Insurance Company at December 31, 1996 and the results of its operations and its cash flows for the year then ended.

In our opinion, the 1996 financial statements referred to above present fairly, in all material respects, the financial position of C.M. Life Insurance Company at December 31, 1996, and the results of its operations and its cash flows for the year then ended, on the statutory basis of accounting described in Note 1. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND, LLP

Springfield, Massachusetts
February 7, 1997

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To C.M. Life Insurance Company:

We have audited the accompanying statutory statement of financial position of C.M. Life Insurance Company (a Connecticut corporation and a wholly-owned subsidiary of Connecticut Mutual Life Insurance Company) as of December 31, 1995, and the related statutory statements of income, changes in shareholder's equity and cash flows for each of the two years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our originally issued report dated February 15, 1996, we expressed an opinion that the 1995 financial statements, prepared using accounting practices prescribed or permitted by the Insurance Department of the State of Connecticut, present fairly, in all material respects, the financial position of C.M. Life Insurance Company as of December 31, 1995, and the results of its operations, and its cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. As described in Note 1 to the financial statements, pursuant to the provisions of Statement of Financial Accounting Standards No. 120 (SFAS No. 120), Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Enterprises for Certain Long-Duration Participating Contracts, financial statements of mutual life insurance enterprises for periods ending on or before December 31, 1996, prepared using accounting practices prescribed or permitted by insurance regulators (statutory financial statements) are no longer considered presentations in conformity with generally accepted accounting principles when presented for comparative purposes with the enterprise's financial statements for periods subsequent to the effective date of SFAS No. 120. Accordingly, our present opinion on the presentation of the 1995 financial statements in accordance with generally accepted accounting principles, as presented herein, is different from that expressed in our previous report.

In our opinion, because of the effects of the matter discussed in the preceding paragraph, the financial statements referred to above do not present fairly, in conformity with generally accepted accounting principles, the financial position of C.M. Life Insurance Company as of December 31, 1995, or the results of its operations and it cash flows for each of the two years in the period ended December 31, 1995.

In our opinion, the financial statements referred to above do present fairly, in all material respects, the financial position of C.M. Life Insurance Company as of December 31, 1995 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995 in conformity with accounting practices prescribed or permitted by the Insurance Department of the State of Connecticut.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as whole. Schedule VI is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN, LLP
Hartford, Connecticut
February 15, 1996
(Except with respect to the matter discussed in Note 1, as to which the date is March 4, 1996)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

Form 8-K as required by Item 304 of Regulation S-K was filed on October 4, 1996 regarding a change in accountants.


                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

                                   Position with
                                   C.M. Life; Year                     Other Positions During
Name (Age at 12/31/96)             Commenced                           the Past Five Years
----------------------             ---------------                     -------------------
Lawrence V. Burkett, Jr. (51)      Director,                           Executive Vice
                                   President and                       President and
                                   Chief Executive Officer,            General Counsel, MassMutual
                                   since 1996                          since 1993; Senior Vice President
                                                                       and Deputy General Counsel; 1992-1993.

 Ann  Iseley (40)                  Treasurer, since 1996               Vice President and Treasurer
                                   (Principal Financial Officer)       MassMutual since 1996; Chief
                                                                       Financial and Operations Officer,
                                                                       Connecticut Mutual Financial
                                                                       Services, 1994 - 1996;
                                                                       Controller, The Mack Company,
                                                                       1993-1994; Vice President - Finance,
                                                                       Mutual of New York, 1988 - 1993.

Stuart H. Reese (41)               Director and Senior Vice            Senior Vice President, MassMutual
                                   President - Investments, since      since 1993; Investment Manager,
                                   1996                                Aetna Life and Casualty and
                                                                       Affiliates, 1979-1993.

John B. Davies (47)                Director, since 1996                Executive Vice President, Mass
                                                                       Mutual since 1994; Associate
                                                                       Executive Vice President, Mass
                                                                       Mutual, 1994-1994; General Agent,
                                                                       Mass Mutual, 1982-1993

Daniel J. Fitzgerald (48)          Director, since 1996                Executive Vice President Corporate
                                                                       Financial Operations, MassMutual
                                                                       since 1994; Senior Vice President,
                                                                       MassMutual, 1991-1994

------------------------------------------------------------

                                  Position with
                                  C.M. Life; Year                        Other Positions During
Name (Age at 12/31/96)            Commenced                              the Past Five Years
----------------------            ---------------                        -------------------
Paul D. Adornato (58)             Senior Vice President -                Senior Vice President, MassMutual
                                  Operations, since 1996                 since 1986

Anne Melissa Dowling (38)         Senior Vice President -                Senior Vice President, MassMutual
                                  Large Corporate Marketing,             since 1996; Chief Investment Officer,
                                  since 1996                             Connecticut Mutual Life Insurance
                                                                         Company, 1994-1996; Senior Vice
                                                                         President - International, Travelers
                                                                         Insurance Co., 1987-1993

Maureen R. Ford (41)              Senior Vice President -                Senior Vice President, MassMutual
                                  Annuity Marketing, since 1996          since 1996, Marketing Officer,
                                                                         Connecticut Mutual Life Insurance
                                                                         Company, 1989-1996

Isadore Jermyn (46)               Senior Vice President                  Senior Vice President and Actuary,
                                  and Actuary, since 1996                MassMutual since 1995; Vice
                                                                         President and Actuary, 1980-1995

Ann F. Lomeli (40)                Secretary, since 1988                  Vice President, Associate Secretary
                                                                         and Associate General Counsel,
                                                                         MassMutual since 1996; Corporate
                                                                         Secretary and Counsel, Connecticut
                                                                         Mutual Life Insurance Company,
                                                                         1988-1996

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The officers and directors of C.M. Life are employees of MassMutual and perform their duties for C.M. Life as part of their employment with MassMutual. Many of them serve as directors and officers of other companies that are also wholly owned by MassMutual. Although applicable expense allocation agreements between and among MassMutual and its subsidiaries (such as C.M. Life) do not specifically allocate to the subsidiaries, portions of the salaries paid by MassMutual, the amount of compensation received by any one director or officer of C.M. Life from MassMutual for services performed for C.M. Life would not exceed $100,000 annually. The directors of C.M. Life do not receive fees (or expenses) for serving as directors of C.M. Life or for attending directors' meetings. None of the officers or directors of C.M. Life owns shares of capital stock of C.M. Life, which is wholly owned by MassMutual. The officers and directors of C.M. Life, individually and as a group, hold (by virtue of their ownership of insurance policies issued by MassMutual) interests in MassMutual of less than one percent.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

This item is not applicable since the Registrant is wholly owned by MassMutual.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

Reinsurance
-----------

C.M. Life cedes a portion of its life insurance business to MassMutual and other insurers in the normal course of business. C.M. Life's retention limit per individual insured is $4,000 thousand; the portion of the risk exceeding the retention limit is reinsured with other insurers. C.M. Life is contingently liable with respect to ceded reinsurance in the event any reinsurer is unable to fulfill its contractual obligations.

C.M. Life has a modified coinsurance quota-share reinsurance agreement with MassMutual whereby C.M. Life cedes 50% of the premiums on certain universal life policies issues in 1985 and 75% of the premiums on policies with issue dates on or after January 1, 1986. In return MassMutual pays C.M. Life a stipulated expense allowance, death and surrender benefits, and a modified coinsurance adjustment. Reserves for payment of future benefits for the ceded policies are retained by C.M. Life.

C.M. Life also has a stop-loss agreement with MassMutual, with maximum coverage at $25,000 thousand, under which C.M. Life cedes claims which, in aggregate, exceed $28,080 thousand in 1996, $24,245 thousand in 1995, and $18,348 thousand in 1994. For each of the years, the limit was not exceeded. C.M. Life paid approximately $400 thousand, $602 thousand, and $435 thousand in premiums under the agreement in 1996, 1995 and 1994 respectively.

Related Party Transactions
--------------------------

MassMutual and C.M. Life have an agreement whereby MassMutual for a fee will furnish C.M. Life, as required, operating facilities, human resources, computer software development and managerial services. Investment and administrative services are provided to the Company pursuant to a management services agreement with MassMutual. Fees incurred under the terms of the agreement were $45,914 thousand in 1996. Similar arrangements were in place with Connecticut Mutual Life Insurance Company, C.M. Life's former parent, prior to its merger with MassMutual. Fees incurred under the arrangement with Connecticut Mutual Life Insurance Company were $34,008 thousand and $16,412 thousand, respectively.

Effective March 1, 1996, C.M. Life modified its underwriting agreements with its affiliates, G.R. Phelps and MML Distributors, whereby C.M. Life will pay all future commissions relating to variable annuity business in exchange for the rights to retain all future policy administration fees and charges.

                                   SCHEDULE I

                          C.M. LIFE INSURANCE COMPANY
        SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
                            AS OF DECEMBER 31, 1996
                                ($ IN THOUSANDS)

                                                               Fair      Balance
                                                 Cost or      Value       Sheet
             Type of Investment                Other Basis  (see note)    Amount
                                               -----------  ----------  ----------
  Bonds
      U.S. Treasury Securities
        and obligations of
        U.S. Government Corporations
        and Agencies                              $138,751   $139,962   $  138,751

       Debt Securities issued by Foreign
         Governments                                 3,953      3,984        3,953

       Mortgage-backed securities                   37,395     37,415       37,395

      State and local governments                   10,263     10,406       10,263

      Industrial securities                        509,227    517,170      509,227

      Utilities                                     36,935     37,944       36,935
                                                  --------   --------   ----------

            Total Bonds                            736,524    746,881      736,524
                                                  --------   --------   ----------

      Common Stocks                                 47,195     55,642       55,642

           Total Bonds and
                 Common Stock                      783,719   $802,523      792,166
                                                  --------   ========   ----------

Other Investments:

      Mortgage Loans                                   N/A                  33,791

      Policy Loans                                 132,942  (see note)     132,942

      Cash and Cash Equivalents                     63,688     63,688       63,688
                                                  --------   --------   ----------

                 Total Other Investments           196,630                 230,421
                                                  --------              ----------

                 Total Investments                $980,349              $1,022,587
                                                  ========              ==========

Note: Fair values for equity securities and fixed maturities approximate those quotations published by applicable stock exchanges or are received from other reliable sources. Approximately 98% of policy loans are comprised of variable interest rate loans whose carrying value approximates fair value.

                                  Schedule VI

                          C.M. Life Insurance Company
                                  Reinsurance
              For the Years Ended December 31, 1996, 1995 and 1994
                                ($ In Thousands)


                                                                Ceded
                                                    Gross      To Other       Net
                                                   Amount     Companies     Amount
                                                 -----------  ----------  -----------
December 31, 1996

     Life insurance in force                     $24,357,428  $7,812,837  $16,544,591
                                                 ===========  ==========  ===========

     Premium and  other considerations:
          Individual life and annuities             $125,996     $46,512      $79,484
          Group life                                   8,606           0        8,606
                                                    --------     -------      -------
     Total Premium and  other considerations:       $134,602     $46,512      $88,090
                                                    ========     =======      =======
December 31, 1995

     Life insurance in force                     $19,132,954  $7,323,441  $11,809,513
                                                 ===========  ==========  ===========

     Premium and  other considerations:
          Individual life and annuities             $134,278     $50,732      $83,546
                                                    ========     =======      =======
December 31, 1994

     Life insurance in force                     $15,800,300  $7,310,290  $ 8,490,010
                                                 ===========  ==========  ===========

     Premium and  other considerations:
          Individual life and annuities             $111,238     $54,032      $57,206
                                                    ========     =======      =======

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a)  1.   Financial Statements (set forth in Item 8.):

          -    Balance sheets as of December 31, 1996 and 1995.
          - Statements of Operations for each of the three years ended December 31, 1996, 1995 and 1994.
          - Statements of Stockholder's Equity for each of the three years ended December 31, 1996, 1995 and 1994.
          - Statements of Cash Flows for each of the three years ended December 31, 1996, 1995 and 1994.
          -    Notes to Financial Statements.
          -    Report of Independent Public Accountants.

     2.   Financial Statement Schedules (set forth below):

          -    Schedule I  -  Summary of Investments - Other than Investments in
                              Related Parties as of December 31, 1996.
          -    Schedule VI -  Reinsurance for the years ended December 31, 1996,
                              1995 and 1994.

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

            16 Change of independent accountant - Incorporate by reference Form 8-K filed October 4, 1996.

            24(b) Consent of Counsel (filed as Exhibit 24(b) to Pre-Effective Amendment No. 1 to Registration Statement filed April 13, 1992 on Form S-1 (Reg. No. 33-45123)).

            27               Financial Data Schedule

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


(b)  Reports on Form 8-K.
       Form 8-K as required by Item 304 of Regulation S-K was filed on October 4, 1996 regarding a change in accountants.

(d)  No additional financial statements are required to be filed.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    C.M. LIFE INSURANCE COMPANY
                                            (Registrant)



                                         By: s/ Lawrence V. Burkett, Jr
                                             --------------------------
                                        Lawrence V. Burkett, Jr
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


                                         Date: March 27, 1997
                                               --------------


Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signatures                        Title                   Date
         ----------                        -----                   ----

s/ Lawrence V. Burkett, Jr.    Director and President         March 27, 1997
-----------------------------                                 --------------
Lawrence V. Burkett, Jr.       (Principal Executive Officer)


s/ Ann Iseley                  Treasurer                      March 27, 1997
-----------------------------                                 --------------
Ann Iseley                     (Principal Financial Officer)


s/ John Miller, Jr             Comptroller                    March 27, 1997
-----------------------------                                 --------------
John Miller, Jr.               (Chief Accounting Officer)


s/ John B. Davies              Director                       March 27, 1997
-----------------------------                                 --------------
John B. Davies
s/ Daniel J. Fitzgerald        Director                       March 27, 1997
-----------------------------                                 --------------
Daniel J. Fitzgerald


s/ Stuart H. Reese             Director                       March 27, 1997
-----------------------------                                 --------------
Stuart H. Reese