Form 10-Q
period 1997-03-31
C M LIFE INSURANCE CO
filed 1997-05-13
CIK 883232

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 1997                 Commission File Number 33-85988
                 ----------------                                      ---------

                           C.M. LIFE INSURANCE COMPANY
                           ---------------------------
             (Exact name of registrant as specified in its charter)


              Connecticut                                   06-1041383
              -----------                                   ----------
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

                                (1) Yes X   No
                                       ---    ---
                                (2) Yes X   No
                                       ---    ---

Registrant has 12,500 shares of common stock outstanding on March 31, 1997, all of which are owned by Massachusetts Mutual Life Insurance Company.

The Registrant meets the conditions set forth in General Instruction (1) (a) and (b) of Form 10Q and is therefore filing this form with the reduced disclosure format.

                          C.M. LIFE INSURANCE COMPANY


                                     INDEX


PART I:    Financial Information
           ---------------------

           Item 1:     Financial Statements:

                         Statutory Statement of Financial Position -
                          March 31, 1997 and December 31, 1996............   3

                         Statutory Statement of Income -
                          Three Months Ended
                          March 31, 1997 and 1996.........................   4

                         Statutory Statement of Shareholder's Equity -
                          Three Months Ended
                          March 31, 1997 and 1996.........................   5

                         Statutory Statement of Cash Flows -
                          Three Months Ended
                          March 31, 1997 and 1996.........................   6

                         Notes to Financial Statements....................   7

           Item 2:     Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations.........................................   9


PART II:   Other Information
           -----------------

           Item 1:     Not applicable.

           Item 2:     Not applicable.

           Item 3:     Not applicable.

           Item 4:     Not applicable.

           Item 5:     Not applicable.

           Item 6:     Not applicable.

                          C.M. LIFE INSURANCE COMPANY

                   STATUTORY STATEMENT OF FINANCIAL POSITION

                                                 March 31,          December 31,
                                                      1997                  1996
                                                 ---------             ---------
                                                     (In Thousands Except for
                                                         Share Information)
Assets:
Bonds                                          $   768,397           $   736,524
Common stocks                                       54,996                55,642
Mortgage loans                                      45,085                33,791
Policy loans                                       137,126               132,942
Cash and short-term instruments                     41,654                63,688
                                               -----------           -----------
        Total invested assets                    1,047,258             1,022,587

Investment and insurance amounts receivable         27,224                32,783
Transfer due from separate account                  28,072                24,278
Federal income tax receivable                        3,162                 7,094
Other assets                                            87                    87
Separate account assets                            818,094               779,742
                                               -----------           -----------

                                               $ 1,923,897           $ 1,866,571
                                               ===========           ===========
Liabilities:

Policyholders' reserves and funds              $   910,682           $   907,492
Policy claims and other benefits                     3,733                 3,843
Payable to parent and affiliates                     1,825                 9,654
Asset valuation reserve                             19,105                18,475
Investment reserves                                  3,290                 3,329
Other liabilities                                   55,009                34,292
Separate account reserves and liabilities          818,094               779,742
                                               -----------           -----------

                                                 1,811,738             1,756,827
                                               -----------           -----------
Shareholder's equity:

Common stock, $200 par value
       50,000 shares authorized
       12,500 shares issued and outstanding          2,500                 2,500
Paid-in capital and contributed surplus             43,759                43,759
Shareholder's equity                                65,900                63,485
                                               -----------           -----------
                                                   112,159               109,744
                                               -----------           -----------
                                               $ 1,923,897           $ 1,866,571
                                               ===========           ===========

                 The accompanying notes are an integral part of
                     these unaudited financial statements.

                          C.M. LIFE INSURANCE COMPANY

                         STATUTORY STATEMENT OF INCOME

                                                 Three Months Ended March 31,

                                                   1997                 1996
                                                 --------             --------

                                                         (In Thousands)
Income:

Premium income                                   $ 78,098             $ 81,633
Net investment and other income                    16,825               18,479
                                                 --------             --------

                                                   94,923              100,112
                                                 --------             --------

Benefits and expenses:

Policy benefits and payments                       27,013               21,769
Addition to policyholder's reserves, funds
  and separate accounts                            39,434               57,187
Operating expenses                                 11,663                6,083
Commissions                                         7,476                3,162
State taxes, licenses and fees                      1,164                1,265
                                                 --------             --------
                                                   86,750               89,466
Net gain from operations before federal
  income taxes                                      8,173               10,646

Federal income taxes                                3,902                4,234
                                                 --------             --------
Net gain from operations                            4,271                6,412

Net realized capital gain (loss)                     ( 10)               2,313
                                                 --------             --------

Net income                                       $  4,261             $  8,725
                                                 ========             ========

                The accompanying notes are an integral part of
                     these unaudited financial statements.
               Certain prior year amounts have been reclassed
                      to conform with 1997 presentation.

                           C.M. LIFE INSURANCE COMPANY

             STATUTORY STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY

                                                 Three Months Ended March 31,

                                                   1997                1996
                                                 --------            --------

                                                        (In Thousands)

Shareholder's equity, beginning of year            $109,744           $113,199
Increases (decreases) due to:
Net income                                            4,261              8,725
Change in asset valuation and investment
  reserves                                             (591)            (2,799)
Change in non-admitted assets                          (789)               100
Net unrealized capital gain (loss)                     (466)            (1,268)
                                                   ---------          ---------

                                                      2,415              4,758
                                                   ---------          --------

Shareholder's equity, end of period                $112,159           $117,957
                                                   =========          ========

   The accompanying notes are an integral part of these unaudited financial statements. Certain prior year amounts have been reclassed to conform with 1997 presentation.

                           C.M. LIFE INSURANCE COMPANY

                        STATUTORY STATEMENT OF CASH FLOWS

                                                   Three Months  Ended March 31,

                                                      1997              1996
                                                    --------          -------

                                                          (In Thousands)
Operating activities:

    Net income                                      $   4,261          $  8,725
    Additions to policyholder's reserves, funds,
      and other benefits                                3,080            11,045
    Net realized capital gain (loss)                      (10)            2,313
    Change in payable from parent                      (7,828)            8,794
    Other changes                                      13,961             3,885
                                                    ---------         ---------

    Net cash provided by operating activities          13,464            34,762

Investing activities:
    Loans and purchases of investments                (81,927)          (40,900)
    Sales or maturities of investments and
      receipts from repayment of loans                 34,223            37,204
                                                    ----------        ---------

    Net cash used in investing activities             (47,704)           (3,696)

Financing and miscellaneous activities:
    Other, net                                         12,206             1,147
                                                    ---------         ---------

Increase (decrease) in short-term investments         (22,034)           32,213

Cash and short-term investments, beginning of
  year                                                 63,688            15,069
                                                    ----------        ---------

Cash and short-term investments, end of period      $  41,654         $  47,282
                                                    ==========        =========

   The accompanying notes are an integral part of these unaudited financial statements. Certain prior year amounts have been reclassed to conform with 1997 presentation.

                          C.M. Life Insurance Company
                         Notes to Financial Statements
                            March 31, 1997 and 1996
                                  (Unaudited)


1.       General:
         -------

         C.M. Life Insurance Company ("C.M. Life"), 140 Garden Street, Hartford, Connecticut, 06154, is a stock life insurance company. It was chartered by a Special Act of the Connecticut General Assembly on April 25, 1980. It is principally engaged in the sale of life insurance and annuities, primarily flexible premium universal life insurance and variable annuity products, and is licensed to sell life insurance and annuities in Puerto Rico, the District of Columbia and all 50 states except New York. Effective March 1, 1996, C.M. Life became a wholly owned stock life insurance subsidiary of Massachusetts Mutual Life Insurance Company ("MassMutual") when the operations of C.M. Life's former parent, Connecticut Mutual Life Insurance Company were merged with and into MassMutual.

         In the opinion of C.M. Life these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its financial position in accordance with statutory accounting principles, as of March 31, 1997 and December 31, 1996, and its results of operations, shareholder's equity and cash flows for the three months ended March 31, 1997 and 1996.

         The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. These financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to C.M. Life's audited financial statements for the year ended December 31, 1996. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in C.M. Life's December 31, 1996 audited financial statements have been omitted from these interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with statutory accounting principles have been condensed or omitted pursuant to instructions, rules and regulations. Although C.M. Life believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in C.M. Life's annual report on Form 10-K for the year ended December 31, 1996.

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

         The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosures of contingent assets and liabilities, at the date of the financial statements. Management must also make estimates and assumptions that affect the amounts of revenues and expenses during the reporting period. Future events, including changes in the levels of mortality, morbidity, interest rates and asset valuations, could cause actual results to differ from the estimates used in the financial statements.

2.       Related Party Transactions:
         ---------------------------

         MassMutual and C.M. Life have an agreement whereby MassMutual for a fee will furnish C.M. Life, as required, operating facilities, human resources, computer software development and managerial services. Investment and administrative services are provided to C.M. Life pursuant to a management services agreement with MassMutual. Fees incurred under the terms of the agreement were $10,158 thousand and $6,019 thousand for the three months ended March 31, 1997 and 1996, respectively. Similar arrangements were in place with Connecticut Mutual Life Insurance Company, C.M. Life's former parent, prior to its merger with MassMutual.

         C.M. Life cedes a portion of its life insurance business to MassMutual and other insurers in the normal course of business. C.M. Life's retention limit per individual insured is $4,000 thousand and the portion of the risk exceeding the retention limit is reinsured with other insurers. C.M. Life is contingently liable with respect to ceded reinsurance in the event any reinsurer is unable to fulfill its contractual obligations.

         C.M. Life has a modified coinsurance quota-share reinsurance agreement with MassMutual whereby C.M. Life cedes 50% of the premiums on certain universal life policies issued in 1985 and 75% of the premiums on policies with issue dates on or after January 1, 1986. In return, MassMutual pays C.M. Life a stipulated expense allowance, death and surrender benefits, and a modified coinsurance adjustment. Reserves for payment of future benefits for the ceded policies are retained by C.M. Life.

3.       Net Investment Income:
         ----------------------

                                                  Three Months Ended March 31,
                                                1997                       1996
                                                ----                       ----
                                                        (In Thousands)
         Gross Investment Income
           Bonds                                $13,606                 $14,129
           Common and preferred stock               178                     172
           Mortgage loans                           687                     725
           Policy loans                           2,631                   2,530
           Cash and short-term investments          773                     347
           Other                                      2                    (373)
                                                -------                 -------
           Total gross investment income         17,877                  17,530
         Less:  investment expenses                 258                     161
                                                -------                 -------
         Net investment income                  $17,619                 $17,368
                                                =======                 =======

                                    Item 2.
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

         Results of Operations
         ---------------------
         For the Three Months Ended March 31, 1997
         -----------------------------------------
                Compared to the Three Months Ended March 31, 1996
                -------------------------------------------------

         For the three months ended March 31, 1997, C.M. Life had net income of $4,261 thousand, as compared with net income of $8,725 thousand for the three months ended March 31, 1996. The decrease in net income of $4,464 thousand is primarily attributable to increased sales of Universal Life policies, which in the year of issuance, generate commissions and other acquisition costs which exceed the revenues received, increased death claims, and a decrease in realized capital gains.

         Premium income, net of reinsurance ceded, decreased $3,535 thousand to $78,098 thousand for the three months ended March 31, 1997 from $81,633 thousand for the same period during 1996. The 4.3% decrease in premiums is attributable to a decrease in variable annuity products of 14.9% from the prior year, offset by a 42.7% increase in sales of the Universal Life policies, the result is a change in C.M. Life's mix of business in which Universal and other life products represented 30% of total premium income during 1997 compared to 21% for 1996, while annuity products represented 70% during 1997 compared to 79% in 1996.

         The following table sets forth premium information for C.M. Life's products.

                                                               Three Months Ended March 31,
                                                        1997                           1996
                                                        ----                           ----
                                                                    (In Thousands)
         Premium income
             Universal and other life       $      23,110    30%        $      17,038    21%
             Annuities                             54,988    70%               64,595    79%
                                            -------------               -------------
         Total                              $      78,098               $      81,633
                                            =============               =============

         Net investment and other income decreased $1,654 thousand to $16,825 thousand in 1997 from $18,479 thousand in 1996. Other income, which is primarily comprised of reserve adjustment and commission and expense allowances on reinsurance ceded, decreased by $1,934 thousand, due to little growth in the reinsured block of business. Net investment income increased by $280 thousand which was primarily attributable to an overall increase in C.M. Life's general investment account assets, offset by a slight decline in the gross yield for the portfolio from 7.3% for 1996 to 7.2% for 1997.

         Policy benefits and payments increased $5,244 thousand to $27,013 thousand in 1997 from $21,769 thousand in 1996. Surrender benefits decreased by $3,618 thousand, essentially due to decreased variable and fixed annuity withdrawals and contract surrenders. Death claims, net of reinsurance, grew to $9,096 thousand in 1997 from $1,086 thousand in 1996, which is due to an increase in the life insurance in force and worse than expected mortality. Although mortality experience declined during the first three months of 1997, C.M. Life does not believe this is an indication of future trends.

         Addition to policyholder reserves, funds and separate accounts decreased $17,753 thousand to $39,434 thousand in 1997 from $57,187 thousand in 1996. The decrease is primarily attributable to lower annuity deposits and increased death claims.

         Operating expenses and commissions increased $9,894 thousand to $19,139 thousand in 1997 from $9,245 thousand in 1996. The increase is primarily related to the following factors; increased expenses associated with the production of new business primarily resulting from the change in the mix of business, increased fees from C.M. Life's management services agreement with MassMutual resulting from the use of estimated fees through the third quarter 1996, and the modification of C.M. Life's variable annuity underwriting agreements with G.R. Phelps and Co., Inc. ("G.R. Phelps") and MML Distributors, both affiliated companies. Effective March 1, 1996, C.M. Life modified its underwriting agreements such that it would pay all future commissions relating to variable annuity contracts and would also retain rights to all future contract fees and charges related to these contracts. Prior to the contract modification, G.R. Phelps and MML Distributors paid variable annuity commissions in exchange for the rights to future contract fees and charges related to these contracts. C.M. Life expects the future revenue on these contracts to exceed acquisition costs.

         Federal income tax expense decreased $331 thousand to $3,902 thousand from $4,234 thousand as a result of decreased taxable income. Taxable income decreased $942 thousand to $11,101 thousand in 1997 from $12,053 thousand in 1996. The change in taxable income is primarily attributable to the $2,473 thousand decrease in net gain from operations offset by book tax differences of $1,531 thousand. These book tax differences include the timing of the deductibility of acquisition costs and other items.

         Realized capital losses of $10 thousand were recorded for the three months ended March 31, 1997 as compared to realized capital gains of $2,313 for the same period in 1996. The decrease of $2,323 thousand from the prior year is primarily attributable to gains generated during the first quarter of 1996 on the sale of common stock investments.

         Statement of Financial Position
         -------------------------------

         Total assets increased by $57,326 thousand or 3.1% to $1,923,897 thousand at March 31, 1997 from $1,866,571 thousand at year end 1996. Much of this growth was due to continued growth in C.M. Life's separate investment accounts, which assets increased by $38,352 thousand.

         Total liabilities increased in 1997 by $54,911 thousand or 3.1% to $1,811,738 thousand from $1,756,827 thousand at year end 1996. As with assets, most of this growth occurred in the separate investment accounts. Growth in the separate investment account's assets and liabilities is attributable to continued variable annuity sales and deposits.

         Liquidity
         ---------

         Net cash provided by operating activities was $25,670 thousand and $35,909 thousand for the three months ended March 31, 1997 and 1996, respectively. In 1997, net cash provided by operating activities declined by $10,239 thousand as compared to 1996, primarily due to increased surrender benefits and sales growth which generates commissions and acquisition costs in excess of revenues in the first contract year. The Board of Directors of MassMutual has authorized the contribution of funds to C.M. Life sufficient to meet the capital requirements of all states in which C.M. Life is licensed to do business.

         C.M. Life has structured its investment portfolio to ensure a strong liquidity position in order to permit timely payment of policy and contract benefits without requiring an untimely sale of assets. C.M. Life manages its liquidity position by matching its exposure to cash demands with adequate sources of cash and other liquid assets.

         C.M. Life's principal sources of liquidity are cash flow and holdings of cash, near cash and other readily marketable assets. The primary cash flow sources are investment income and proceeds from maturities on invested assets, life insurance premiums, annuity considerations and deposits.

         C.M. Life's liquid assets include substantial Treasury holdings, short-term money market investments, stocks and marketable long-term fixed income securities. Cash and short-term investments totaled $41,654 thousand at March 31, 1997.

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

         Capital Resources
         -----------------

         As of March 31, 1997, C.M. Life's total adjusted capital as defined by the NAIC was $131,264 thousand. The NAIC has developed the "Risk Based Capital" ("RBC") model to compare the total adjusted capital with a standard design in order to reflect C.M. Life's risk profile. Although C.M. Life believes that there is no single appropriate means of measuring risk-based capital needs, it feels that the NAIC approach to RBC measurement is reasonable, and will manage its capital position with significant attention to maintaining adequate total adjusted capital relative to RBC. C.M. Life's total adjusted capital was well in excess of all RBC standards at March 31, 1997 and 1996. Management believes that C.M. Life enjoys a strong capital position in light of the risks to which it is subject and that it is well-positioned to meet policyholder and other obligations.

         Segment Information
         -------------------

         C.M. Life's operations consisted of one business segment which was principally the sale of universal life insurance and annuity products. C.M. Life is not dependent upon any single customer and no single customer accounted for more than 10% of revenues for the three months ended March 31, 1997 and 1996.

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

         Investments
         -----------

         March 31, 1997, C.M. Life had $1,047,258 thousand of invested assets in its general investment account. The portfolio of invested assets is managed to support the liabilities of the lines of business in light of yield, liquidity and diversification considerations. The general investment account portfolio does not include C.M. Life's separate account investment assets.

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

         C.M. Life's management believes its financial strength, agent skill and historical product performance provide competitive advantages for the products it offers in these markets. In early 1996, after the merger of MassMutual and Connecticut Mutual Life Insurance Company, C.M. Life received the following ratings from the various rating agencies, A.M. Best Company, Inc. (A++), Standard and Poor's Corporation (AAA) and Duff & Phelps Credit Rating Company (AAA). In April 1997, Duff & Phelps Credit Rating Company reaffirmed C.M. Life's AAA rating.

         MassMutual, C.M. Life's parent, has received the highest ratings from A.M. Best Company, Inc. (A++), Standard & Poor's Corporation (AAA), and Duff & Phelps Credit Rating Company (AAA), as well as a rating of Aa1 by Moody's Investors Service, Inc. (the highest in its "excellent" category). In late 1995 and early 1996, all four of these agencies conducted thorough reviews of MassMutual's ratings in light of the Connecticut Mutual Life Insurance Company merger. In all four cases, the 1995 ratings for MassMutual were reaffirmed. In April 1997 Duff & Phelps Credit Rating Company and Moody's Investor Service, Inc. again reaffirmed their previous ratings.

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

         C.M. Life is subject to guaranty fund assessments in all states in which it does business. The guaranty associations are organized to pay contractual obligations under insurance policies issued by impaired or insolvent insurers. C.M. Life believes such assessments in excess of amounts accrued will not materially affect its financial position, results of operations or liquidity. At March 31, 1997, C.M. Life elected not to admit $1,628 thousand of guaranty fund premium tax offset receivable relating to prior assessments.

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

         New Accounting Pronouncements
         -----------------------------

         The accompanying statutory financial statements, except as to form, have been prepared in conformity with the practices of the NAIC and the accounting practices prescribed or permitted by the Insurance Department of the State of Connecticut ("statutory accounting practices"). Prior to 1996 financial statements prepared using statutory accounting practices were considered to be in conformity with GAAP for wholly-owned stock life insurance subsidiaries of mutual life insurance companies. In accordance with the Financial Accounting Standards Board ("FASB") interpretation No. 40 ("Fin. 40"), "Applicability of Generally Accepted Accounting Principles to Mutual Life Insurance and Other Enterprises", financial statements described as prepared in conformity with GAAP after 1995 are required to apply all applicable GAAP pronouncements in preparing those financial statements. In January 1995, the FASB issued Statement No. 120 ("SFAS 120"), "Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Enterprises for Certain Long-Duration Participating Contracts," which among other things, extended the applicability of certain FASB statements to mutual life insurance companies and deferred the effective date of Fin. 40 to financial statements issued or reissued after 1996. Accordingly, the financial statements presented herein are no longer considered to be in conformity with GAAP.

         The NAIC recently issued an exposure draft on codification changes to existing statutory accounting practices. At this time, C.M. Life has not determine the impact of these changes.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                C.M. LIFE INSURANCE COMPANY
                                       (Registrant)



Date:     May  12, 1997              By: /s/ Lawrence V. Burkett, Jr.
                                       ------------------------------
                                     Lawrence V. Burkett, Jr.
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)

Date:     May  12, 1997              By: /s/ John Miller, Jr.
                                       ----------------------
                                     John Miller, Jr.
                                     Comptroller
                                     (Chief Accounting Officer)