Form 10-Q
period 1997-06-30
C M LIFE INSURANCE CO
filed 1997-08-14
CIK 883232

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  June 30, 1997              Commission File Number  33-85988
                                                                     ----------

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

Registrant has 12,500 shares of common stock outstanding on June 30, 1997, all of which are owned by Massachusetts
Mutual Life Insurance Company.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (1) (A) AND
(B) OF FORM 10Q AND IS THEREFORE FILING
THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                          C.M. LIFE INSURANCE COMPANY


                                     INDEX


PART I:   Financial Information
          ---------------------


          Item 1:  Condensed Financial Statements:

                     Statutory Statement of Financial Position -
                      June 30, 1997 and December 31, 1996.  .  .  .  .  . 3

                     Statutory Statement of Income -
                      Three Months Ended
                      June 30, 1997 and 1996.  .  .  .  .  .  .  .  .  .  4

                     Statutory Statement of Income -
                      Six Months Ended
                      June 30, 1997 and 1996.  .  .  .  .  .  .  .  .  .  5

                     Statutory Statement of Shareholder's Equity -
                      Six Months Ended
                      June 30, 1997 and 1996.  .  .  .  .  .  .  .  .  .  6

                     Statutory Statement of Cash Flows -
                      Six Months Ended
                      June 30, 1997 and 1996.  .  .  .  .  .  .  .  .  .  7

                     Condensed Notes to Financial Statements  .  .  .  .  8

          Item 2:  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations   .  .  .  .  .  .  .  .  .  .  .  .  .  . 10

          Item 3: Not Applicable


PART II:  Other Information
          -----------------

          Item 1:  None.

          Item 2:  Not applicable.

          Item 3:  Not applicable.

          Item 4:  Not applicable.

          Item 5:  None.

          Item 6:  Exhibits.  .  .  .  .  .  .  .  .  .  .  .  .  .  .   17

                          C.M. LIFE INSURANCE COMPANY

             STATUTORY STATEMENT OF FINANCIAL POSITION (Unaudited)

                                                June 30,   December 31,
                                                  1997         1996
                                                --------   ------------

                                                (In Thousands Except for
                                                  Share Information)

Assets:

Bonds                                          $  734,106    $  736,524
Common stocks                                      61,010        55,642
Mortgage loans                                     77,869        33,791
Policy loans                                      139,052       132,942
Cash and short-term instruments                    33,197        63,688
                                               ----------    ----------
  Total invested assets                         1,045,234     1,022,587

Investment and insurance amounts receivable        26,001        32,783
Transfer due from separate account                 30,646        24,278
Federal income tax receivable                         383         7,094
Other assets                                           87            87
Separate account assets                           941,596       779,742
                                               ----------    ----------

                                               $2,043,947    $1,866,571
                                               ==========    ==========

Liabilities:

Policyholders' reserves and funds              $  927,268    $  907,492
Policy claims and other benefits                    5,042         3,843
Payable to parent and affiliates                   14,730         9,654
Asset valuation reserve                            21,285        18,475
Investment reserves                                 4,062         3,329
Other liabilities                                  19,979        34,292
Separate account reserves and liabilities         941,596       779,742
                                               ----------    ----------

                                                1,933,962     1,756,827
                                               ----------    ----------

Shareholder's equity:

Common stock, $200 par value
 50,000 shares authorized
 12,500 shares issued and outstanding               2,500         2,500
Paid-in capital and contributed surplus            43,759        43,759
Retained earnings                                  63,726        63,485
                                               ----------    ----------
                                                  109,985       109,744
                                               ----------    ----------
                                               $2,043,947    $1,866,571
                                               ==========    ==========

   The accompanying notes are an integral part of these condensed financial statements.

                          C.M. LIFE INSURANCE COMPANY

                   STATUTORY STATEMENT OF INCOME (Unaudited)

                                          Three Months Ended June 30,

                                                  1997       1996
                                                  ----       ----
                                                   (In Thousands)
Income:

Premium income                                 $76,765    $71,951
Net investment and other income                 17,503     21,220
                                               -------    -------

                                                94,268     93,171
                                               -------    -------

Benefits and expenses:

Policy benefits and payments                    26,564     24,040
Addition to policyholder's reserves, funds
  and separate accounts                         48,158     50,184
Operating expenses                               8,986      6,117
Commissions                                      5,249      5,440
State taxes, licenses and fees                   1,021        832
                                               -------    -------
                                                89,978     86,613
Net gain from operations before federal
  income taxes                                   4,290      6,558

Federal income taxes                             6,149      3,312
                                               -------    -------
Net gain (loss) from operations                 (1,859)     3,246

Net realized capital loss                            5         42
                                               -------    -------

Net income (loss)                              $(1,864)   $ 3,204
                                               =======    =======



   The accompanying notes are an integral part of these condensed financial statements.

                          C.M. LIFE INSURANCE COMPANY

                   STATUTORY STATEMENT OF INCOME (Unaudited)

                                              Six Months Ended June 30,

                                                   1997        1996
                                                   ----        ----
                                                    (In Thousands)
Income:

Premium income                                 $154,863    $153,584
Net investment and other income                  34,327      39,698
                                               --------    --------

                                                189,190     193,282
                                               --------    --------

Benefits and expenses:

Policy benefits and payments                     53,577      45,809
Addition to policyholder's reserves, funds
  and separate accounts                          87,592     107,371
Operating expenses                               20,648      12,199
Commissions                                      12,724       8,603
State taxes, licenses and fees                    2,185       2,097
                                               --------    --------
                                                176,726     176,079
Net gain from operations before federal
  income taxes                                   12,464      17,203

Federal income taxes                             10,051       7,545
                                               --------    --------
Net gain from operations                          2,413       9,658

Net realized capital gain (loss)                   ( 15)      2,271
                                               --------    --------

Net income                                     $  2,398    $ 11,929
                                               ========    ========



    The accompanying notes are an integral part of these condensed financial statements.

                          C.M. LIFE INSURANCE COMPANY

      STATUTORY STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)

                                         Six Months Ended June 30,

                                              1997       1996
                                              ----       ----
                                               (In Thousands)

Shareholder's equity, beginning of year     $109,744   $113,199
Increases (decreases) due to:
Net income                                     2,398     11,929
Change in asset valuation and investment
  reserves                                    (3,542)    (4,916)
Change in non-admitted assets                   (514)      (287)
Net unrealized capital gain                    1,899        335
                                            --------   --------

                                                 241      7,061
                                            --------   --------

Shareholder's equity, end of period         $109,985   $120,260
                                            ========   ========



   The accompanying notes are an integral part of these condensed financial statements.

                          C.M. LIFE INSURANCE COMPANY

                 STATUTORY STATEMENT OF CASH FLOWS (Unaudited)

                                                                 Six Months Ended June 30,

                                                                    1997       1996
                                                                    ----       -----

                                                                     (In Thousands)
Operating activities:

    Net income                                                   $   2,398   $  11,929
    Additions to policyholder's reserves, funds,
      and other benefits                                            20,975      15,443
    Net realized capital (gain) loss                                    15      (2,271)
    Change in payable from parent                                    5,076       5,736
    Other changes                                                   (1,851)      5,506
                                                                 ---------   ---------

    Net cash provided by operating activities                       26,613      36,343

Investing activities:
    Loans and purchases of investments                            (181,333)   (102,473)
    Sales or maturities of investments and
      receipts from repayment of loans                             129,040      80,896
                                                                 ---------   ---------

    Net cash used in investing activities                          (52,293)    (21,577)

Financing and miscellaneous activities:
    Changes in remittances and items not allocated, and other       (4,811)     62,728
                                                                 ---------   ---------

Increase (decrease) in short-term investments                      (30,491)     77,494

Cash and short-term investments, beginning of
  year                                                              63,688      15,069
                                                                 ---------   ---------

Cash and short-term investments, end of period                   $  33,197   $  92,563
                                                                 =========   =========


   The accompanying notes are an integral part of these condensed financial statements.

                          C.M. LIFE INSURANCE COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)


1.  General:
    --------

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

    In the opinion of C.M. Life these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its financial position in accordance with statutory accounting principles, as of June 30, 1997 and December 31, 1996, the results of its operations for the three month and six month periods ended June 30, 1997 and 1996 and shareholder's equity and its cash flows for the six months ended June 30, 1997 and 1996.

    The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. These financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to C.M. Life's audited financial statements for the year ended December 31, 1996. Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in C.M. Life's December 31, 1996 audited financial statements, have been omitted from these interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with statutory accounting principles have been condensed or omitted pursuant to instructions, rules and regulations. Although C.M. Life believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in C.M. Life's annual report on Form 10-K for the year ended December 31, 1996.

    The accompanying statutory financial statements, except as to form, have been prepared in conformity with the practices of the National Association of Insurance Commissioners and the accounting practices prescribed or permitted by the Insurance Department of the State of Connecticut ("statutory accounting practices") which prior to 1996 were considered to be in conformity with generally accepted accounting principles ("GAAP"). In 1993, the Financial Accounting Standards Board ("FASB") issued interpretation No. 40 ("Fin. 40"), "Applicability of Generally Accepted Accounting Principles to Mutual Life Insurance and Other Enterprises", which clarified that wholly owned stock life insurance subsidiaries of mutual life insurance companies issuing financial statements described as prepared in conformity with GAAP after 1995 are required to apply all applicable GAAP pronouncements in preparing those financial statements. In January 1995, the FASB issued Statement No. 120 ("SFAS 120"), "Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Enterprises for Certain Long-Duration Participating Contracts," which among other things, extended the applicability of certain FASB statements to mutual life insurance companies and deferred the effective date of Fin. 40 to financial statements issued or reissued after 1996

    The accompanying statutory financial statements are different in some respects from GAAP financial statements. The more significant differences are as follows: (a) acquisition costs, such as commissions and other costs in connection with acquiring new business, are charged to current operations as incurred, whereas GAAP would require these expenses to be capitalized and recognized over the life of the policies; (b) policy reserves are based upon statutory mortality and interest requirements without consideration of withdrawals, whereas GAAP reserves would be based upon reasonably conservative estimates of mortality, morbidity, interest and withdrawals;
    (c) bonds are generally carried at amortized cost whereas GAAP would value bonds at fair value and (d) deferred income taxes are not provided for book-tax timing differences whereas GAAP would record deferred income taxes. Management has not yet completed GAAP financial statements, but believes that shareholder's equity based upon GAAP will be higher than shareholder's equity based upon statutory accounting practices.

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


2.  Related Party Transactions:
    ---------------------------

    MassMutual and C.M. Life have an agreement whereby MassMutual for a fee will furnish C.M. Life, as required, operating facilities, human resources, computer software development and managerial services. Investment and administrative services are provided to C.M. Life pursuant to a management services agreement with MassMutual. Fees incurred under the terms of the agreement were $10,910 thousand and $21,068 thousand for the three and six month periods ended June 30, 1997 and $6,542 thousand and $12,360 thousand for the same periods in 1996. Similar arrangements were in place with Connecticut Mutual Life Insurance Company, C.M. Life's former parent, prior to its merger with MassMutual.

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

    C.M. Life has a modified coinsurance quota-share reinsurance agreement with MassMutual whereby C.M. Life cedes 50% of the premiums on certain universal life policies issued in 1985 and 75% of the premiums on certain universal life policies with issue dates on or after January 1, 1986. In return, MassMutual pays C.M. Life a stipulated expense allowance, death benefits, surrender charges, and a modified coinsurance adjustment. Reserves for payment of future benefits for the ceded policies are retained by C.M. Life.


3   Net Investment Income
    ---------------------
                                                   Three Months Ended      Six Months Ended
                                                         June 30,              June 30,
                                                    1997          1996      1997      1996
                                                  -------        -------   -------   -------
                                                                  (in Thousands)
Gross Investment Income
 Bonds                                            $13,758        $14,237   $27,364   $28,366
 Common and preferred stock                           650            120       828       292
 Mortgage loans                                     1,187          2,145     1,874     2,870
 Policy loans                                       2,669          2,460     5,300     4,990
 Cash and short-term investments                      612            909     1,385     1,256
 Other                                                 59            246        61      (127)
                                                  -------        -------   -------   -------
 Total gross investment income                     18,935         20,117    36,812    37,647
Less: investment expenses                             303            161       561       322
                                                  -------        -------   -------   -------
Net investment income                             $18,632        $19,956   $36,251   $37,325
                                                  =======        =======   =======   =======


4.  Recent Accounting Pronouncements
    --------------------------------

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 129, "Disclosure of information about Capital Structure", and is effective for financial statements issued for periods ending after December 15, 1997. The adoption of this pronouncement is expected to have no impact on the financial statements of C. M. Life.

    In June of 1997, the FASB issued two pronouncements, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," and No. 131, "Disclosures about Segments of an Enterprise and Related

    Information." and are effective for financial statements issued for periods beginning after December 15, 1997. The adoption of these pronouncements is expected to impact the presentation of financial information only.



5.  Other
    -----

    Certain prior year amounts have been reclassed to conform to 1997 presentation.



                                    ITEM 2.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
For the Three Months Ended June 30, 1997
----------------------------------------
    Compared to the Three Months Ended June 30, 1996
    ------------------------------------------------
For the three months ended June 30, 1997, C.M. Life had a net loss of $1,864 thousand, as compared with net income of $3,204 thousand for the same period in 1996. The decrease in net income of $5,068 thousand is attributable to increased sales of Universal Life policies, which in the year of issuance, generate acquisition costs which exceed the revenues received, a decrease in investment and other income and an increase in federal income tax expense attributable to taxable income in excess of book income.

Premium income, net of reinsurance ceded, increased $4,814 thousand to $76,765 thousand for the three months ended June 30, 1997 from $71,951 thousand for the same period during 1996. The 6.7% increase in premiums is attributable to a decrease in variable annuity products of 10.8% from the prior year, offset by a 65.3% increase in Universal Life premiums, the result is a change in C.M. Life's mix of business in which Universal and other life products represented 36% of total premium income during 1997 compared to 23% for 1996, while annuity products represented 64% during 1997 compared to 77% in 1996.

The following table sets forth premium information for C.M. Life's products.

                                          Three Months Ended June 30,
                                       1997                          1996
                                       ----                          ----
                                                (In Thousands)
      Premium income
          Universal and other life     $27,290    36%       $16,506  23%
          Annuities                     49,475    64%        55,445  77%
                                       -------              -------
          Total                        $76,765              $71,951
                                       =======              =======

Net investment and other income decreased $3,717 thousand to $17,503 thousand in 1997 from $21,220 thousand in 1997. Other income from reinsurance ceded decreased by $2,393 thousand primarily due to reserve adjustments in excess of Commission and expense allowances due to growth in the reinsured block of business. Net investment income decreased by $1,324 thousand which was attributable to a slight decline in the gross yield for the portfolio.

Policy benefits and payments increased $2,524 thousand to $26,564 thousand in 1997 from $24,040 thousand in 1996. Surrender benefits increased by $3,728 thousand, essentially due to increased variable and fixed annuity withdrawals and contract surrenders.

Addition to policyholder reserves, funds and separate accounts decreased $2,026 thousand to $48,158 thousand in 1997 from $50,184 thousand in 1996. The decrease is attributable to an increase in life insurance reserves of $8,311 thousand and a decrease in annuity reserves of $10,337 thousand.

Acquisition costs and operating expenses increased $2,678 thousand to $14,235 thousand in 1997 from $11,557 thousand in 1996. The increase is primarily related to the increased expenses associated with the production of new business primarily resulting from the change in the mix of business, more Universal Life sales, and the modification of C.M. Life's variable annuity underwriting agreements with G.R. Phelps and Co., Inc. ("G.R. Phelps") and MML Distributors, both affiliated companies. Effective March 1, 1996, C.M. Life modified its underwriting agreements such that it would pay all future commissions relating to variable annuity contracts and would also retain rights to all future contract fees and charges related to these contracts. Prior to the contract modification, G.R. Phelps and MML Distributors paid variable annuity commissions in exchange for the rights to future contract fees and charges related to these contracts. C.M. Life expects the future revenue on these contracts to exceed acquisition costs.

Federal income tax expense increased $2,837 thousand to $6,149 thousand from $3,312 thousand as a result of increased taxable income. Taxable income increased $8,071 thousand to $17,519 thousand in 1997 from $9,448 thousand in 1996. The increase in taxable income is primarily attributable to the difference between statutory and tax reserves basis. Other book tax differences include the timing of the deductibility of acquisition costs and other items.

Realized capital losses of $5 thousand were recorded for the three months ended June 30, 1997 as compared to realized capital losses of $42 thousand for the same period in 1996, a decrease of $37 thousand from the prior year.

Results of Operations
---------------------
For the Six Months Ended June 30, 1997
--------------------------------------
    Compared to the Six Months Ended June 30, 1996
    ----------------------------------------------

For the six months ended June 30, 1997, C.M. Life had net income of $2,398 thousand, as compared with net income of $11,929 thousand for the same period in 1996. The decrease in net income of $9,531 thousand is attributable to increased sales of Universal Life policies, which in the year of issuance, generate acquisition costs which exceed the revenues received, increased death claims, a decrease in investment and other income, a decrease in realized capital gains and an increase in federal income tax expense attributable to taxable income in excess of book income.

Premium income, net of reinsurance ceded, increased $1,279 thousand to $154,863 thousand for the six months ended June 30, 1997 from $153,584 thousand for the same period during 1996. The 0.8% increase in premiums is attributable to a decrease in variable annuity products of 13.0% from the prior year, offset by a 50.5% increase in Universal Life premiums, the result is a change in C.M. Life's mix of business in which Universal and other life products represented 33% of total premium income during 1997 compared to 22% for 1996, while annuity products represented 67% during 1997 compared to 78% in 1996.

The following table sets forth premium information for C.M. Life's products.

                                        Six Months Ended June 30,
                                             1997             1996
                                             ----             ----
                                               (In Thousands)
        Premium income
          Universal and other life    $ 50,432  33%    $ 33,510  22%
          Annuities                    104,431  67%     120,074  78%
                                      --------         --------
        Total                         $154,863         $153,584
                                      ========         ========

Net investment and other income decreased $5,371 thousand to $34,327 thousand in 1997 from $39,698 thousand in 1996. Other income from reinsurance ceded decreased $4,327 thousand primarily due to reserve adjustments in excess of commission and expense allowances due to growth in the reinsured block of business. Net investment income decreased by $1,044 thousand which was attributable to a slight decline in the gross yield for the portfolio.

Policy benefits and payments increased $7,768 thousand to $53,577 thousand in 1997 from $45,809 thousand in 1996. Death claims, net of reinsurance, grew to $15,531 thousand in 1997 from $7,068 thousand in 1996, which is in line with the increase in the life insurance in force.

Addition to policyholder reserves, funds and separate accounts decreased $19,779 thousand to $87,592 thousand in 1997 from $107,371 thousand in 1996. The decrease is attributable to an increase in life insurance reserves of $5,237 thousand offset by a decrease in annuity reserves of $25,016 thousand which is primarily the result lower annuity premiums and increased annuity surrenders.

Acquisition costs and operating expenses increased $12,570 thousand to $33,372 thousand in 1997 from $20,802 thousand in 1996. The increase is primarily related to the following factors; increased expenses associated with the production of new business primarily resulting from the change in the mix of business towards greater Universal Life sales, increased fees from C.M. Life's management services agreement with MassMutual, and the modification of C.M. Life's variable annuity underwriting agreements with G.R. Phelps and Co., Inc. ("G.R. Phelps") and MML Distributors, both affiliated companies. Effective March 1, 1996, C.M. Life modified its underwriting agreements such that it would pay all future commissions relating to variable annuity contracts and would also retain rights to all future contract fees and charges related to these contracts. Prior to the contract modification, G.R. Phelps and MML Distributors paid variable annuity commissions in exchange for the rights to future contract fees and charges related to these contracts. C.M. Life expects the future revenue on these contracts to exceed acquisition costs.

Federal income tax expense increased $2,506 thousand to $10,051 thousand from $7,545 thousand as a result of increased taxable income. Taxable income increased $7,136 thousand to $28,620 thousand in 1997 from $21,848 thousand in 1996. The increase in taxable income is primarily attributable to the difference between statutory and tax reserves basis. Other book tax differences include the timing of the deductibility of acquisition costs and other items.

Realized capital losses of $15 thousand were recorded for the six months ended June 30, 1997 as compared to realized capital gains of $2,271 thousand for the same period in 1996. The decrease of $2,286 thousand from the prior year is primarily attributable to gains generated during the first quarter of 1996 on the sale of common stock investments.

Statement of Financial Position
-------------------------------

Total assets increased by $171,376 thousand or 9.5% to $2,043,947 thousand at June 30, 1997 from $1,866,571 thousand at year end 1996. Much of this increase was due to continued growth in C.M. Life's separate investment accounts, which assets increased by $161,854 thousand.

Mortgage loans increased $44,078 thousand to $77,869 thousand, offset partially by a decrease in cash and short-term investments of $30,491.

Total liabilities increased in 1997 by $177,135 thousand or 10.1% to $1,933,962 thousand from $1,756,827 thousand at year end 1996. As with assets, most of this growth occurred in the separate investment accounts. Growth in the separate investment account's assets and liabilities is attributable to continued variable annuity sales and deposits.

Liquidity
---------

Net cash provided by operating activities was $26,613 thousand and $36,343 thousand for the six months ended June 30, 1997 and 1996, respectively. In 1997, net cash provided by operating activities declined by $9,730 thousand as compared to 1996, primarily due to increased surrender and death benefits and sales growth which generates commissions and acquisition costs in excess of revenues in the first contract year. The Board of Directors of MassMutual has authorized the contribution of funds to C.M. Life sufficient to meet the capital requirements of all states in which C.M. Life is licensed to do business.

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

C.M. Life's liquid assets include substantial Treasury holdings, short-term money market investments, stocks and marketable long-term fixed income securities. Cash and short-term investments totaled $33,197 thousand at June 30, 1997.

The liquidity position of C.M. Life is proactively managed on an ongoing basis to meet cash needs while minimizing adverse impacts on investment returns. A variety of scenarios are analyzed by modeling potential demands on liquidity, taking into account the provisions of C.M. Life's policies and contracts in force, C.M. Life's cash flow position and the volume of cash and readily marketable securities in C.M. Life's portfolio.

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

Capital Resources
-----------------

As of June 30, 1997, C.M. Life's total adjusted capital as defined by the NAIC was $131,270 thousand. The NAIC has developed the "Risk Based Capital" ("RBC") model to compare the total adjusted capital with a standard design in order to reflect C.M. Life's risk profile. Although C.M. Life believes that there is no single appropriate means of measuring risk-based capital needs, it feels that the NAIC approach to RBC measurement is reasonable, and will manage its capital position with significant attention to maintaining adequate total adjusted capital relative to RBC. C.M. Life's total adjusted capital was well in excess of all RBC standards at June 30, 1997 and 1996. Management believes that C.M. Life enjoys a strong capital position in light of the risks to which it is subject and that it is well positioned to meet policyholder and other obligations.

Segment Information
-------------------

C.M. Life's operations consisted of one business segment, which was principally the sale of universal life insurance and annuity products. C.M. Life is not dependent upon any single customer and no single customer accounted for more than 10% of revenues for the six months ended June 30, 1997 and 1996.

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

Investments
-----------

June 30, 1997, C.M. Life had $1,045,234 thousand of invested assets in its general investment account. The portfolio of invested assets is managed to support the liabilities of the lines of business in light of yield, liquidity and diversification considerations. The general investment account portfolio does not include C.M. Life's separate account investment assets.

Competition
-----------

The life insurance industry is highly competitive. There are more than 1,700 life insurance companies in the United States, many of which offer insurance products similar to those marketed by C.M. Life. In addition to competition within the industry, insurers are increasingly facing including mutual funds, banks, securities brokerage houses and other financial services entities, many of which provide alternative investment and savings vehicles for consumers. Legislative initiatives proposed at the federal level would, if enacted, reorder the financial services industry, thereby changing the environment in which C.M. Life competes.

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

New Accounting Pronouncements
-----------------------------

The accompanying statutory financial statements, except as to form, have been prepared in conformity with the practices of the NAIC and the accounting practices prescribed or permitted by the Insurance Department of the State of Connecticut ("statutory accounting practices"). Prior to 1996 financial statements prepared using statutory accounting practices were considered to be in conformity with GAAP for wholly owned stock life insurance subsidiaries of mutual life insurance companies. In accordance with the Financial Accounting Standards Board ("FASB") interpretation No. 40 ("Fin. 40"), "Applicability of Generally Accepted Accounting Principles to Mutual Life Insurance and Other Enterprises", financial statements described as prepared in conformity with GAAP after 1995 are required to apply all applicable GAAP pronouncements in preparing those financial statements. In January 1995, the FASB issued Statement No. 120 ("SFAS 120"), "Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Enterprises for Certain Long-Duration Participating Contracts," which among other things, extended the applicability of certain FASB statements to mutual life insurance companies and deferred the effective date of Fin. 40 to financial statements issued or reissued after 1996. Accordingly, the financial statements presented herein are no longer considered to be in conformity with GAAP.

The NAIC recently issued an exposure draft on codification changes to existing statutory accounting practices. At this time, C.M. Life has not determined the impact of these changes.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        C.M. LIFE INSURANCE COMPANY
                                                  (Registrant)



Date:   August 13, 1997                By: /s/ Lawrence V. Burkett, Jr.
                                          ------------------------------
                                       Lawrence V. Burkett, Jr.
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)

Date:   August 13, 1997                By: /s/ John Miller, Jr.
                                          ------------------------------
                                       John Miller, Jr.
                                       Comptroller
                                       (Chief Accounting Officer)