Form 10-Q
period 1997-09-30
C M LIFE INSURANCE CO
filed 1997-11-14
CIK 883232

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 1997             Commission File Number 33-85988
                  ------------------                                    --------

                           C.M. LIFE INSURANCE COMPANY
                           ---------------------------
             (Exact name of registrant as specified in its charter)


           Connecticut                                    06-1041383
           -----------                                    ----------
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


Registrant has 12,500 shares of common stock outstanding on September 30, 1997, all of which are owned by Massachusetts Mutual Life Insurance Company.

The Registrant meets the conditions set forth in General Instruction (1) (a) and
(b) of Form 10Q and is therefore filing this form with the reduced disclosure format.

                           C.M. LIFE INSURANCE COMPANY


                                      INDEX


PART I:     Financial Information
            ---------------------

            Item 1:      Condensed Financial Statements:

                            Statutory Statement of Financial Position -
                              September 30, 1997 and December 31, 1996...................   3

                            Statutory Statement of Income -
                              Three Months Ended
                              September 30, 1997 and 1996................................   4

                            Statutory Statement of Income -
                              Nine Months Ended
                              September 30, 1997 and 1996................................   5

                            Statutory Statement of Shareholder's Equity -
                              Nine Months Ended
                              September 30, 1997 and 1996................................   6

                            Statutory Statement of Cash Flows -
                              Nine Months Ended
                              September 30, 1997 and 1996................................   7

                            Condensed Notes to Financial Statements......................   8

            Item 2:      Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations......................................................  10

            Item 3:      Not Applicable

PART II:    Other Information
            -----------------

            Item 1:         None.

            Item 2:         Not applicable.

            Item 3:         Not applicable.

            Item 4:         Not applicable.

            Item 5:         None.

            Item 6:         Exhibits.....................................................  17

                           C.M. LIFE INSURANCE COMPANY

              STATUTORY STATEMENT OF FINANCIAL POSITION (Unaudited)


                                                                      September 30,                December 31,
                                                                           1997                        1996
                                                                          ------                      ------
                                                                             (In Thousands Except for
                                                                                 Share Information)
Assets:

Bonds                                                                   $  687,384                 $  736,524
Common stocks                                                               64,931                     55,642
Mortgage loans                                                              87,590                     33,791
Policy loans                                                               139,305                    132,942
Receivable for investments sold                                             18,401                          0
Cash and short-term instruments                                             78,980                     63,688
                                                                        ----------                 ----------
       Total invested assets                                             1,076,591                  1,022,587

Investment income and insurance amounts receivable                          27,167                     32,783
Transfer due from separate account                                          32,207                     24,278
Federal income tax receivable                                                    0                      7,094
Other assets                                                                    76                         87
Separate account assets                                                  1,053,890                    779,742
                                                                        ----------                 ----------

                                                                        $2,189,931                 $1,866,571
                                                                        ==========                 ==========
Liabilities:

Policyholders' reserves and funds                                       $  928,818                 $  907,492
Policy claims and other benefits                                             6,138                      3,843
Payable to parent                                                           15,752                      9,654
Federal income tax payable                                                  10,174                          0
Asset valuation reserve                                                     22,988                     18,475
Investment reserves                                                          4,150                      3,329
Other liabilities                                                           27,823                     34,292
Separate account reserves and liabilities                                1,053,890                    779,742
                                                                        ----------                 ----------

                                                                         2,069,733                  1,756,827
                                                                        ----------                 ----------

Shareholder's equity:

Common stock, $200 par value
       50,000 shares authorized
       12,500 shares issued and outstanding                                  2,500                      2,500
Paid-in capital and contributed surplus                                     43,759                     43,759
Retained earnings                                                           73,939                     63,485
                                                                        ----------                 ----------
                                                                           120,198                    109,744
                                                                        ----------                 ----------
                                                                        $2,189,931                 $1,866,571
                                                                        ==========                 ==========

              The accompanying notes are an integral part of these
                        condensed financial statements.

                           C.M. LIFE INSURANCE COMPANY

                    STATUTORY STATEMENT OF INCOME (Unaudited)

                                                              Three Months Ended September 30,

                                                                     1997             1996
                                                                    -----            -----

                                                                         (In Thousands)
Income:

Premium income                                                     $ 78,176         $ 77,313
Net investment and other income                                      18,096           13,632
                                                                   --------         --------

                                                                     96,272           90,945
                                                                   --------         --------

Benefits and expenses:

Policy benefits and payments                                         23,347           26,979
Addition to policyholder's reserves, funds
  and separate accounts                                              36,188           50,688
Operating expenses                                                    9,558           12,699
Commissions                                                           7,891            8,014
State taxes, licenses and fees                                          453              399
                                                                  ---------        ---------
                                                                     77,437           98,779
Net gain (loss) from operations before federal
  income taxes                                                       18,835           (7,834)

Federal income taxes (benefit)                                       10,407           (1,984)
                                                                  ---------         ---------
Net gain (loss) from operations                                       8,428           (5,850)

Net realized capital gain (loss)                                        345           (1,424)
                                                                  ---------         ---------

Net income (loss)                                                  $  8,773         $ (7,274)
                                                                   ========         =========

              The accompanying notes are an integral part of these
                         condensed financial statements.

                           C.M. LIFE INSURANCE COMPANY

                    STATUTORY STATEMENT OF INCOME (Unaudited)


                                                                               Nine Months Ended September 30,

                                                                                      1997             1996
                                                                                     ------           ------

                                                                                        (In Thousands)
Income:

Premium income                                                                      $ 233,038        $ 230,896
Net investment and other income                                                        52,384           53,331
                                                                                   ----------       ----------

                                                                                      285,422          284,227
                                                                                    ---------        ---------

Benefits and expenses:

Policy benefits and payments                                                           76,884           72,788
Addition to policyholder's reserves, funds
  and separate accounts                                                               123,780          158,059
Operating expenses                                                                     30,206           24,898
Commissions                                                                            20,615           16,617
State taxes, licenses and fees                                                          2,637            2,496
                                                                                   ----------       ----------
                                                                                      254,122          274,858
Net gain from operations before federal
  income taxes                                                                         31,300            9,369

Federal income taxes                                                                   20,459            5,561
                                                                                    ---------        ---------
Net gain from operations                                                               10,841            3,808

Net realized capital gain                                                                 330              846
                                                                                  -----------       ----------

Net income                                                                         $   11,171        $   4,654
                                                                                   ==========        =========


              The accompanying notes are an integral part of these
                        condensed financial statements.

                           C.M. LIFE INSURANCE COMPANY

       STATUTORY STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)


                                                                                   Nine Months Ended September 30,

                                                                                        1997            1996
                                                                                       ------          ------

                                                                                           (In Thousands)
Shareholder's equity, beginning of year                                               $109,744        $113,199
Increases (decreases) due to:
Net income                                                                              11,171           4,654
Change in asset valuation and investment
  reserves                                                                              (5,334)           (982)
Change in non-admitted assets and other                                                   (919)           (533)
Net changes in unrealized capital gain                                                   5,536           1,038
                                                                                      --------        --------

                                                                                        10,454           4,177
                                                                                      --------        --------

Shareholder's equity, end of period                                                   $120,198        $117,376
                                                                                      ========        ========

              The accompanying notes are an integral part of these
                        condensed financial statements.

                           C.M. LIFE INSURANCE COMPANY

                  STATUTORY STATEMENT OF CASH FLOWS (Unaudited)

                                                                                 Nine Months Ended September 30,

                                                                                       1997             1996
                                                                                       ----             ----

                                                                                          (In Thousands)
Operating activities:

    Net income                                                                      $  11,171        $   4,654
    Additions to policyholder's reserves, funds,
      and other benefits                                                               23,621           24,894
    Net realized capital gain                                                            (330)            (846)
    Change in payable to parent                                                         6,098           26,370
    Other changes                                                                       4,113           (2,651)
                                                                                    ---------        ---------

    Net cash provided by operating activities                                          44,673           52,421

Investing activities:
    Loans and purchases of investments                                               (293,298)        (114,521)
    Sales or maturities of investments and
      receipts from repayment of loans                                                251,119          114,315
                                                                                    ---------        ---------

    Net cash used in investing activities                                             (42,179)            (206)

Financing and miscellaneous activities:
    Changes in remittances and items not allocated, and other                          12,798           32,794
                                                                                    ---------        ---------

Increase in cash and short-term investments                                            15,292           85,009

Cash and short-term investments, beginning of
  year                                                                                 63,688           15,069
                                                                                    ---------        ---------

Cash and short-term investments, end of period                                      $  78,980        $ 100,078
                                                                                    =========        =========

              The accompanying notes are an integral part of these
                        condensed financial statements.

                           C.M. Life Insurance Company
                          Notes to Financial Statements
                               September 30, 1997
                                   (Unaudited)


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

        In the opinion of C.M. Life these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its financial position in accordance with statutory accounting principles, as of September 30, 1997 and December 31, 1996, the results of its operations for the three month and nine month periods ended September 30, 1997 and 1996, and changes in shareholder's equity and its cash flows for the periods ended September 30, 1997 and 1996.

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


2.      Related Party Transactions:
        ---------------------------

        MassMutual and C.M. Life have an agreement whereby MassMutual, for a fee, will furnish C.M. Life, as required, operating facilities, human resources, computer software development and managerial services. Investment and administrative services are provided to C.M. Life pursuant to a management services agreement with MassMutual. Fees incurred under the terms of the agreement were $9,873 thousand and $30,941 thousand for the three and nine month periods ended September 30, 1997 and $12,615 thousand and $25,187 thousand for the same periods in 1996. Similar arrangements were in place with Connecticut Mutual Life Insurance Company, C.M. Life's former parent, prior to its merger with MassMutual.

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

        C.M. Life has a modified coinsurance quota-share reinsurance agreement with MassMutual whereby C.M. Life cedes 50% of the premiums on certain universal life policies issued in 1985 and 75% of the premiums on certain universal life policies with issue dates on or after January 1, 1986. In return, MassMutual pays C.M. Life a stipulated expense allowance, death benefits, surrender charges, and a modified coinsurance reserve adjustment. Reserves for payment of future benefits for the ceded policies are retained by C.M. Life.


3.      Net Investment Income
        ---------------------

                                                                Three Months Ended                  Nine Months Ended
                                                                   September 30,                      September 30,
                                                               1997            1996              1997               1996
                                                               ----            ----              ----               ----
                                                                                   (in Thousands)
Gross Investment Income:
 Bonds                                                        $13,034        $12,963            $40,397            $41,168
 Common and preferred stock                                       286              0              1,114                292
 Mortgage loans                                                 1,307            333              3,181              3,203
 Policy loans                                                   2,736          2,523              8,036              7,513
 Cash and short-term investments                                  694          1,310              2,079              2,567
 Other                                                             59            560                 53                395
                                                              -------        -------            -------            -------
 Total gross investment income                                 18,116         17,689             54,860             55,138
Less: investment expenses                                         322            297                883                458
                                                              -------        -------            -------            -------
Net investment income                                         $17,794        $17,392            $53,977            $54,680
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



                                     Item 2.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

        Results of Operations
        ---------------------
        For the Three Months Ended September 30, 1997
        ---------------------------------------------
               Compared to the Three Months Ended September 30, 1996
               -----------------------------------------------------

        For the three months ended September 30, 1997, C.M. Life had net income of $8,773 thousand, as compared with a net loss of $7,274 thousand for the same period in 1996. The increase in net income of $16,047 thousand is attributable to the implementation of a new reinsurance agreement, increased fee income due to growth of separate accounts, an increase in realized capital gains, a decrease in benefit payments and a decrease in operating expenses and commissions partially offset by an increase in federal income taxes.

        In September 1996, C.M. Life entered into a yearly renewal term quota-share reinsurance agreement (YRT agreement) whereby it cedes 90% of the second and later years premiums on certain Universal Life policies. In return the reinsurer pays C.M. Life a stipulated expense allowance and death benefits. Reserves for payment of future benefits for the ceded policies are held by the reinsurer, on a quota-share basis.

        Premium income, net of reinsurance ceded, increased $863 thousand to $78,176 thousand for the three months ended September 30, 1997 from $77,313 thousand for the same period during 1996. The 1.1% increase in premiums is attributable to a decrease in variable annuity products of 8.8% from the prior year, offset by 25.9% increase in Universal Life premiums. The result is a change in C.M. Life's mix of business in which Universal and other life products represented 36.0% of total premium income during 1997 compared to 29.0% for 1996, while annuity products represented 64.0% during 1997 compared to 71.0% in 1996.

        Variable annuity premiums have declined due to lower sales through the brokerage distribution channel and a shift towards sales of variable annuity products issued by MassMutual and C.M. Life's affiliate MML Baystate Insurance Company.

        The following table sets forth premium information for C.M. Life's products.

                                                               Three Months Ended September 30,
                                                             1997                             1996
                                                             ----                             ----
                                                                         (In Thousands)
        Premium income
            Universal and other life             $      27,824      36%           $      22,093       29%
            Annuities                                   50,352      64%                  55,220       71%
                                                 -------------                    -------------
        Total                                    $      78,176                    $      77,313
                                                 =============                    =============

       Net investment and other income increased $4,466 thousand to $18,096 thousand in 1997 from $13,632 thousand in 1996. Other income which is comprised of reinsurance expense and commission allowances and modified co-insurance reserve adjustment increased by $4,062 thousand. The increase is primarily attributable to a year to date adjustment of the modified co-insurance reserve adjustment. Net investment income increased by $402 thousand which is attributable to an increase in invested assets partially offset by a decline in the gross portfolio yield. The decline in portfolio yield is attributable to a declining interest rate environment; over time the portfolio yield is reduced as funds from maturing investments are reinvested at lower prevailing interest rates.

       Policy benefits and payments decreased $3,632 thousand to $23,347 thousand in 1997 from $26,979 thousand in 1996 primarily due to a decline in death benefits, net of reinsurance of $3,714. The level of death benefits is within expectations and is not indicative of a trend.

       Addition to policyholder reserves, funds and separate accounts decreased $14,500 thousand to $36,188 thousand in 1997 from $50,688 thousand in 1996. The addition to policyholder reserves, funds and separate accounts is lower primarily due to the decrease in variable annuity premiums and the implementation of the YRT agreement, effective starting in September 1996, which provides a reserve credit for certain Universal Life policies, and increased fee income from separate accounts.

       Acquisition costs and operating expenses decreased $3,264 thousand to $17,449 thousand in 1997 from $20,713 thousand in 1996. The decrease is primarily due to a nonrecurring adjustment in the third quarter of 1996 whereby the calculation of expenses due to MassMutual under the management services agreement was modified. The decrease is also attributable to the modification of C.M. Life's variable annuity underwriting agreements with G.R. Phelps and Co., Inc. ("G.R. Phelps") and MML Distributors, both affiliated companies. Effective March 1, 1996, C.M. Life modified its underwriting agreements such that it would pay all future commissions relating to variable annuity contracts and would also retain rights to all future contract fees and charges related to these contracts. Prior to the contract modification, G.R. Phelps and MML Distributors paid variable annuity commissions in exchange for the rights to future contract fees and charges related to these contracts. C.M. Life expects the future revenue on these contracts to exceed acquisition costs.

       Federal income tax expense increased $12,391 thousand to $10,407 thousand from tax benefit of $1,984 thousand as a result of increased taxable income. Taxable income increased $31,119 thousand to $25,430 thousand in 1997 from a tax loss of $5,689 thousand in 1996. The increase in taxable income is primarily attributable to the difference between statutory and tax reserves basis and other book tax differences include the timing of the deductibility of acquisition costs.

       Realized capital gains of $345 thousand were recorded for the three months ended September 30, 1997 as compared to realized capital losses of $1,424 thousand for the same period in 1996, an increase of $1,769 thousand from the prior year.

       Results of Operations
       ---------------------
       For the Nine Months Ended September 30, 1997
       --------------------------------------------
           Compared to the Nine Months Ended September 30, 1996
           ----------------------------------------------------

       For the Nine months ended September 30, 1997, C.M. Life had net income of $11,171 thousand, as compared with net income of $4,654 thousand for the same period in 1996. The increase in net income of $6,517 thousand is partially attributable to the implementation of a reinsurance agreement which mitigates the surplus strain normally associated with life insurance sales in the year of issuance, increase in fee income due to growth in separate accounts, partially offset by increased operating expenses and commissions, increased death claims, a decrease in investment and other income and an increase in federal income tax expense attributable to taxable income in excess of book income.

       In September 1996, C.M. Life entered into a yearly renewal term quota-share reinsurance agreement (YRT agreement) whereby it cedes 90% of the second and later years premiums on certain Universal Life policies. In return the reinsurer pays C.M. Life a stipulated expense allowance and death benefits. Reserves for payment of future benefits for the ceded policies are held by the reinsurer, on a quota-share basis.

        Premium income, net of reinsurance ceded, increased $2,142 thousand to $233,038 thousand for the nine months ended September 30, 1997 from $230,896 thousand for the same period during 1996. The 0.9% increase in premiums is attributable to a decrease in variable annuity products of 11.4% from the prior year, offset by a 39.7% increase in Universal Life premiums, the result is a change in C.M. Life's mix of business in which Universal and other life products represented 33.0% of total premium income during 1997 compared to 24.0% for 1996, while annuity products represented 67.0% during 1997 compared to 76.0% in 1996.

        Variable annuity premiums have declined due to lower sales through the brokerage distribution channel and a shift towards sales of variable annuity products issued by MassMutual and C.M. Life's affiliate MML Baystate Insurance Company.

        The following table sets forth premium information for C.M. Life's products.

                                                                Nine Months Ended September 30,
                                                             1997                             1996
                                                             ----                             ----
                                                                         (In Thousands)
        Premium income
            Universal and other life                 $  77,699    33%               $   55,604      24%
            Annuities                                  155,339    67%                  175,292      76%
                                                      --------                        --------
        Total                                         $233,038                      $  230,896
                                                      ========                        ========

       Net investment and other income decreased $947 thousand to $52,384 thousand in 1997 from $53,331 thousand in 1996. Other income from reinsurance ceded decreased by $221 thousand. Net investment income decreased by $726 thousand which is attributable a decline in portfolio yield, partially offset by an increase in invested assets. The decline in portfolio yield is attributable to a declining interest rate environment; over time the portfolio yield is reduced as funds from maturing investments are reinvested at lower prevailing interest rates.

       Policy benefits and payments increased $4,096 thousand to $76,884 thousand in 1997 from $72,788 thousand in 1996. Death claims, net of reinsurance, grew to $19,708 thousand in 1997 from $14,959 thousand in 1996. The increase which was lower than expected, is primarily attributable to the increase in the life insurance in force. The fluxuation in death benefits is within expectations and is not indicative of a trend.

       Addition to policyholder reserves, funds and separate accounts decreased $34,279 thousand to $123,780 thousand in 1997 from $158,059 thousand in 1996. The decrease is primarily attributable to a decrease in annuity premiums, increased annuity surrenders, increased fee income from separate accounts and the implementation of the YRT agreement starting in September 1996.

       Acquisition costs and operating expenses increased $9,306 thousand to $50,821 thousand in 1997 from $41,515 thousand in 1996. The increase is primarily related to the following factors; increased expenses associated with the production of new business primarily resulting from the change in the mix of business towards greater Universal Life sales, increased fees from C.M. Life's management services agreement with MassMutual, and the modification of C.M. Life's variable annuity underwriting agreements with G.R. Phelps and Co., Inc. ("G.R. Phelps") and MML Distributors, both affiliated companies. Effective March 1, 1996, C.M. Life modified its underwriting agreements such that it would pay all future commissions relating to variable annuity contracts and would also retain rights to all future contract fees and charges related to these contracts. Prior to the contract modification, G.R. Phelps and MML Distributors paid variable annuity commissions in exchange for the rights to future contract fees and charges related to these contracts. C.M. Life expects the future revenue on these contracts to exceed acquisition costs.

       Federal income tax expense increased $14,898 thousand to $20,459 thousand from $5,561 thousand as a result of increased taxable income. Taxable income increased $38,255 thousand to $54,050 thousand in 1997 from $15,795 thousand in 1996. The increase in taxable income is primarily attributable to the difference between statutory book and tax reserves basis. Other book tax differences include the timing of the deductibility of acquisition costs and other items.

       Realized capital gains of $330 thousand were recorded for the nine months ended September 30, 1997 as compared to realized capital gains of $846 thousand for the same period in 1996. The decrease of $516 thousand from the prior year is primarily attributable to gains generated during the first quarter of 1996 on the sale of common stock investments.

        Statement of Financial Position
        -------------------------------

        Total assets increased by $323,360 thousand or 17.3% to $2,189,931 thousand at September 30, 1997 from $1,866,571 thousand at year end 1996. Much of this increase was due to continued growth from new premiums and appreciation of assets in C.M. Life's separate investment accounts, which increased by $274,148 thousand.

        Mortgage loans increased $53,799 thousand to $87,590 thousand reflecting a more favorable real estate investment environment. Total liabilities increased in 1997 by $312,906 thousand or 17.8% to $2,069,733 thousand from $1,756,827 thousand at year end 1996. As with assets, most of this growth occurred in the separate investment accounts. Growth in the separate investment account's assets and liabilities is attributable to continued variable annuity sales and deposits.

        Liquidity
        ---------

        Net cash provided by operating activities was $44,673 thousand and $52,421 thousand for the nine months ended September 30, 1997 and 1996, respectively. In 1997, net cash provided by operating activities declined by $7,748 thousand as compared to 1996, primarily due to increased surrender and death benefits, sales growth which generates commissions and acquisition costs in excess of revenues in the first contract year. Net cash from financing and miscellaneous activities decreased by $19,996 thousand to $12,798 thousand primarily due to 1996 unremitted reimbursements to MassMutual. The Board of Directors of MassMutual has authorized the contribution of funds to C.M. Life sufficient to meet the capital requirements of all states in which C.M. Life is licensed to do business.

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

        C.M. Life's liquid assets include substantial Treasury holdings, short-term money market investments, stocks and marketable long-term fixed income securities. Cash and short-term investments totaled $78,980 thousand at September 30, 1997.

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

        Capital Resources
        -----------------

        As of September 30, 1997, C.M. Life's total adjusted capital as defined by the NAIC was $143,186 thousand. The NAIC has developed the "Risk Based Capital" ("RBC") model to compare the total adjusted capital with a standard design in order to reflect C.M. Life's risk profile. Although C.M. Life believes that there is no single appropriate means of measuring risk-based capital needs, it feels that the NAIC approach to RBC measurement is reasonable, and will manage its capital position with significant attention to maintaining adequate total adjusted capital relative to

        RBC. C.M. Life's total adjusted capital was well in excess of all RBC standards at September 30, 1997 and 1996. Management believes that C.M. Life enjoys a strong capital position in light of the risks to which it is subject and that it is well positioned to meet policyholder and other obligations.

        Segment Information
        -------------------

        C.M. Life's operations consisted of one business segment, which was principally the sale of universal life insurance and annuity products. C.M. Life is not dependent upon any single customer and no single customer accounted for more than 10% of revenues for the nine months ended September 30, 1997 and 1996.

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

        Investments
        -----------

        September 30, 1997, C.M. Life had $1,076,591 thousand of invested assets in its general investment account. The portfolio of invested assets is managed to support the liabilities of the lines of business in light of yield, liquidity and diversification considerations. The general investment account portfolio does not include C.M. Life's separate account investment assets.

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

        C.M. Life's management believes its financial strength, agent skill and historical product performance provide competitive advantages for the products it offers in these markets. In early 1996, after the merger of MassMutual and Connecticut Mutual Life Insurance Company, C.M. Life received the following ratings from the various rating agencies, A.M. Best Company, Inc. (A++), and Duff & Phelps Credit Rating Company (AAA). In April 1997, Duff & Phelps Credit Rating Company reaffirmed C.M. Life's AAA rating and in October 1997 Standard and Poor's Corporation reaffirmed its (AAA) rating.

        MassMutual, C.M. Life's parent, has received the highest ratings from A.M. Best Company, Inc. (A++), Standard & Poor's Corporation (AAA), and Duff & Phelps Credit Rating Company (AAA), as well as a rating of Aa1 by Moody's Investors Service, Inc. (the highest in its "excellent" category). In late 1995 and early 1996, all four of these agencies conducted thorough reviews of MassMutual's ratings in light of the Connecticut Mutual Life Insurance Company merger. In all four cases, the 1995 ratings for MassMutual were reaffirmed. In April 1997 Duff & Phelps Credit Rating Company and Moody's Investor Service, Inc. again reaffirmed their previous ratings and in October 1997 Standard and Poor's Corporation reaffirmed its (AAA) rating.

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

        New Accounting Pronouncements
        -----------------------------

        The NAIC is codifing statutory accounting principles, which are anticipated to be effective January 1, 1999. At this time, the codified statutory accounting principles have been exposed for public comment but have not been finalized. C.M. Life has not determined the impact of changes which may result from these new principles.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       C.M. LIFE INSURANCE COMPANY
                                             (Registrant)



Date:     November 13, 1997            By: /s/ Lawrence V. Burkett, Jr.
                                         ------------------------------
                                         Lawrence V. Burkett, Jr.
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

Date:     November 13, 1997            By: /s/ John Miller, Jr.
                                         ----------------------
                                         John Miller, Jr.
                                         Comptroller
                                         (Chief Accounting Officer)