Form 10-K
period 1997-12-31
C M LIFE INSURANCE CO
filed 1998-03-26
CIK 883232

                      SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                      ___________________________________


                                   FORM 10-K
 _______


[X]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997



[_]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________________


                        Commission File Number 33-85988


                          C.M. LIFE INSURANCE COMPANY


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

                      ___________________________________


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          (1) Yes   X     No  ____
                                  -----
                          (2) Yes   X     No  ____
                                  -----

Registrant has 12,500 shares of common stock outstanding on March 25, 1998, all of which are owned by Massachusetts Mutual Life Insurance Company.

                                    PART I


ITEM 1.  BUSINESS
-----------------


C.M. Life Insurance Company ("C.M. Life" or "The Company"), 140 Garden Street, Hartford, Connecticut, 06154, is a stock life insurance company. It was chartered by a Special Act of the Connecticut General Assembly on April 25, 1980. It is principally engaged in the sale of life insurance and annuities, primarily flexible premium universal life insurance and variable annuity products, and is licensed to sell life insurance and annuities in Puerto Rico, the District of Columbia and all 50 states except New York. Effective March 1, 1996, C.M. Life became a wholly owned stock life insurance subsidiary of Massachusetts Mutual Life Insurance Company ("MassMutual") when the operations of C.M. Life's former parent, Connecticut Mutual Life Insurance Company were merged with and into MassMutual.

Founded in 1851, MassMutual is the seventh largest mutual life insurance company in the United States, based on 1996 statutory assets. At December 31, 1997, MassMutual had $57.6 billion in total assets and $4.2 billion in total adjusted capital. MassMutual's primary business is ordinary life insurance, with over
2.7 million policyholders and approximately $202 billion of life insurance in force at December 31, 1997. MassMutual also provides, directly or through its subsidiaries, a wide range of annuity and disability products and pension and pension related products and services, as well as investment services to individuals, corporations and other institutions, in all 50 states of the United States, Puerto Rico and the District of Columbia. MassMutual, its subsidiaries or its affiliates, are also licensed to transact business in six provinces of Canada, Chile, Argentina, Bermuda and Luxembourg, although its operations in such jurisdictions are not material.

The principal lines of business of MassMutual and its subsidiaries are (i) Individual Line Operations, which includes individual protection products, including life and disability; and individual accumulation products, which provide annuities, large corporate market and investment products and services;
(ii) Retirement Services, which provides group pension investment products and administrative services, primarily to sponsors of tax qualified retirement plans; (iii) MassMutual Investment Group, which provides investment advisory services to MassMutual, it's affiliates, and various outside individual and institutional investors through MassMutual's investment management staff and its principal subsidiaries.

MassMutual's and its subsidiaries' direction and operations are guided by a statement of corporate vision. C.M. Life's operations are managed so as to maintain a financially strong and efficient enterprise. C.M. Life's long-term objectives are to maintain corporate financial strength, enhance policyholder value, and generate and sustain growth. C.M. Life has pursued these objectives by emphasizing profitability through refined product pricing, sophisticated asset/liability management, rigorous expense control, prudent underwriting standards, the adoption of efforts to improve persistency and retention levels, and continued commitment to the high credit quality of its general account investment portfolio.

With regard to profitability, management believes that net gain from operations, rather than net income, is the most relevant statutory measure of operating results for C.M. Life. Net gain from operations represents the excess of income derived from C.M. Life's lines of business over the costs of operating those lines (after deducting taxes). Net income is net gain from operations adjusted by any realized capital gains or losses (net of taxes). Management's investment philosophy and practice do not emphasize capital gains as a recurring source of income or capital and does not manage its investment portfolio to realize gains for non-economic purposes.

The financial information of C.M. Life included in this filing consists of statutory financial statements, which except as to form, have been prepared in conformity with the practices of the National Association of Insurance Commissioners ("NAIC") and the accounting practices prescribed or permitted by the Insurance Department of the State of Connecticut ("statutory accounting practices").

The accompanying statutory financial statements are different in some respects from GAAP financial statements. The more significant differences are as follows: (a) acquisition costs, such as commissions and other costs directly related to acquiring new business, are charged to current operations as incurred, whereas GAAP would require these expenses to be capitalized and recognized over the life of the policies; (b) policy reserves are based upon statutory mortality and interest requirements without consideration of withdrawals, whereas GAAP reserves would be based upon reasonably conservative estimates of mortality, morbidity, interest and withdrawals; (c) bonds are generally carried at amortized cost whereas GAAP generally requires they be valued at fair value; (d) deferred income taxes are not provided for book-tax timing differences as would be required by GAAP; and (e) payments received for universal life products and variable annuities are reported as premium revenue, whereas under GAAP, these payments would be recorded as deposits to policyholders' account balances.

     Products
     --------

     C.M. Life sells term, universal life and variable annuity products. The Regular Series Universal Life product is an interest-sensitive, flexible-premium, universal life policy. An additional universal life product is an Employee Series Universal Life product sold as a flexible-premium universal life policy for use in employer-sponsored sales. These products are sold in all states except New York. Also available for sale is Universal Life Enterprise Plus sold as a flexible-premium, non-participating interest-sensitive universal life policy. In 1996, Enterprise Survivorship Universal Life was introduced.

     The annuity products include CM Windows, Panorama Plus Variable Annuity ("Panorama Plus"), Panorama Premier Variable Annuity ("Panorama Premier"), and OFFITBANK Variable Annuity ("OFFITBANK VA").

     CM Windows is a single-premium deferred annuity paying a fixed interest rate guaranteed for the life of the contract. This product is not registered with the Securities and Exchange Commission ("SEC"). CM Windows may be sold by any licensed agent or broker who is contracted with C.M. Life. As of December 31, 1997, CM Windows was available for sale in 47 states and the District of Columbia.

     Panorama Plus is distributed by MML Distributors, LLC ("MML Distributors"), formerly Connecticut Mutual Financial Services, LLC and MML Investors Services, Inc. ("MMLISI") and allows for investment in Panorama Plus Separate Account or C.M. Life's General Account. The Separate Account invests in shares of Panorama Series Fund, Inc. and in shares of Oppenheimer Variable Account Funds. The General Account provides for a guaranteed interest rate and the protection of principal. Interest rates are declared quarterly and are guaranteed never to fall below 3 percent per year. An investment in Panorama Plus may be divided among the investment portfolios offered by the Separate Account, an account maintained separately from a life insurance company's general accounts to help manage the funds used for nonguaranteed insurance products the General Account, or any combination thereof. This product is registered with the SEC.
     Panorama Plus is sold by licensed representatives of broker-dealers who maintain a current selling group agreement with MML Distributors, as well as, registered representatives of MMLISI. As of December 31, 1997, Panorama Plus was available in 49 states and the District of Columbia.

     Panorama Premier is distributed by MML Distributors and MMLISI, and allows for investment in the Panorama Premier segment of C.M. Multi-Account A, a separate account of C.M. Life, or C.M. Life's General Account. The Panorama Premier segment of the Separate Account invests in shares of Panorama Series Fund, Inc. and shares of Oppenheimer Variable Account Funds. The General Account provides for a guaranteed interest rate and the protection of principal. Interest rates are declared quarterly and are guaranteed never to fall below 3 percent per year. An investment in Panorama Premier may be divided among the investment portfolios of the Panorama Premier Division of the Separate Account, the General Account, or any combination thereof. This product is registered with the SEC.
     Panorama Premier is sold by licensed representatives of broker-dealers who maintain a current selling group agreement with MML Distributors, as well as registered representatives of MMLISI. As of December 31, 1997, Panorama Premier was available for sale in 48 states, Puerto Rico and the District of Columbia.

     OFFITBANK VA is distributed by MML Distributors and allows for investment in the OFFITBANK Sement of C.M. Multi-Account A , a separate account of C.M. Life. The OFFITBANK segment of the Separate Account invests in shares of the OFFITBANK Variable Insurance Fund, Inc. and shares of Oppenheimer Variable Account Funds. An investment in OFFITBANK VA may be divided among the investment portfolios of the OFFITBANK segment of the Separate Account. This product is registered with the SEC. OFFITBANK VA is sold by licensed representatives of broker-dealers who maintain a current selling group agreement with MML Distributors. As of December 31, 1997, OFFITBANK VA was available for sale in 46 states and the District of Columbia.

    Reinsurance
    -----------

    C.M. Life cedes a portion of its life insurance business to MassMutual and other insurers in the normal course of business. C.M. Life's retention limit per individual insured is $4.0 million; the portion of the risk exceeding the retention limit is reinsured with other insurers. C.M. Life is contingently liable with respect to ceded reinsurance in the event any reinsurer is unable to fulfill its contractual obligations.

    C.M. Life has a modified coinsurance quota-share reinsurance agreement with MassMutual whereby C.M. Life cedes 75% of the premiums on certain universal life policies. In return MassMutual pays C.M. Life a stipulated expense allowance, death and surrender benefits, and a modified coinsurance adjustment. Reserves for payment of future benefits and related assets for the ceded policies are retained by C.M. Life.

    C.M. Life also has a stop-loss agreement with MassMutual, with maximum coverage at $25.0 million, under which C.M. Life cedes claims that, in aggregate, exceed $35.6 million in 1997, $28.1 million in 1996, and $24.2 million in 1995. For each of these years, the limit was not exceeded. C.M. Life paid approximately $1.0 million, $0.4 million, and $0.6 million in premiums under the agreement in 1997, 1996 and 1995, respectively.

    Competition
    -----------

    The life insurance industry is highly competitive. There are more than 1,700 life insurance companies in the United States, many of which offer individual insurance products similar to those marketed by C.M. Life. In addition to competition within the industry, insurers are increasingly facing competition from non-traditional sources in the financial services business, including mutual funds, banks, securities brokerage houses and other financial services entities, many of which provide alternative investment and savings vehicles for consumers. Legislative initiatives proposed at the federal level would, if enacted, reorder the financial services industry, thereby changing the environment in which C.M. Life competes.

    C.M. Life's management believes its financial strength, agent skill and historical product performance provide competitive advantages for the products it offers in these markets. C.M. Life received the following ratings from the various rating agencies, A.M. Best Company, Inc. (A++), Standard and Poor's Corporation (AAA) and Duff & Phelps Credit Rating Company (AAA), as well as rating of Aa1 by Moody's Investor Service, Inc. (the highest in its "excellent" category).

    During 1997, MassMutual's, C.M. Life's parent, financial strength continued to be recognized favorable by the rating agencies. MassMutual has received the highest ratings from A.M. Best Company, Inc. (A++), Standard & Poor's Corporation (AAA), and Duff & Phelps Credit Rating Company (AAA), as well as a rating of Aa1 by Moody's Investors Service, Inc. (the highest in its "excellent" category).

    Each rating agency independently assigns ratings based on its own separate review and takes into account a variety of factors (which are subject to change) in making its decision. Accordingly, there can be no assurance of the ratings that will be afforded C.M. Life in the future.

    Transactions with MassMutual
    ----------------------------

    MassMutual and C.M. Life have an agreement whereby MassMutual for a fee will furnish C.M. Life, as required, operating facilities, human resources, computer software development and managerial services. Investment and administrative services are provided to C.M. Life pursuant to a management services agreement with MassMutual. Fees incurred under the terms of the agreement were $39.7 million and $45.9 million in 1997 and 1996 respectively. Similar arrangements were in place with Connecticut Mutual Life Insurance Company, C.M. Life's former parent, prior to its merger with MassMutual. Fees incurred in 1995 under the arrangement with Connecticut Mutual Life Insurance Company were $34.0 million.

    In addition, as previously discussed, C.M. Life has a modified coinsurance quota-share reinsurance agreement on certain universal life policies and a stop-loss agreement with MassMutual.

    Prior to March 1, 1996, C.M. Life had an underwriting agreement with its affiliates GR Phelps and MML Distributors. Under this agreement, the affiliates paid commissions and received the cash flows from variable annuity contracts. Effective March 1, 1996, this agreement was modified, and C.M. Life began paying all commissions and retained the right to the related future cash flows from contract fees.

    Regulation
    ----------

    C.M. Life is organized as a Connecticut stock life insurance company, and is subject to Connecticut laws governing insurance companies. C.M. Life is regulated and supervised by the State of Connecticut Insurance Commissioner. By March 1 of every year, C.M. Life must prepare and file an annual statement, in a form prescribed by the Insurance Department of the State of Connecticut ("The Department"), as of December 31 of the preceding year.
    The Commissioner and his or her agents have the right at all times to review or examine C.M. Life's books and assets. A full examination of C.M. Life's operations is conducted periodically according to the rules and practices of the NAIC. C.M. Life is also subject to the insurance laws of the states in which it is authorized to do business, to various federal and state securities laws and regulations, and to regulatory agencies which administer those laws and regulations.

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

    All 50 states of the United States, the District of Columbia and Puerto Rico have insurance guaranty fund laws requiring insurance companies doing business within those jurisdictions to participate in guaranty associations which are organized to pay contractual obligations under insurance policies (and certificates issued under group insurance policies) issued by impaired or insolvent life insurance companies. These associations levy assessments (up to prescribed limits) on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired or insolvent insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets, usually over a period of years. C.M. Life believes such assessments in excess of amounts accrued will not materially affect its financial position, results of operations or liquidity. C.M. Life elected not to admit $1.3 million and $1.6 million of guaranty fund premium tax recoveries relating to prior assessments in 1997 and 1996, respectively.

    C.M. Life is also subject to risk-based capital (RBC) requirements promulgated by the NAIC. The RBC Model Act gives state insurance commissioners explicit regulatory authority to require various actions by, or take various actions against, insurance companies whose total adjusted capital does not meet the RBC standards. C.M. Life's total adjusted capital was well in excess of all RBC standards at December 31, 1997 and 1996.

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

    New Accounting Pronouncements
    -----------------------------

    The NAIC is currently engaged in an extensive project to codify statutory accounting principles ("Codification") with a goal of providing a comprehensive guide of statutory accounting principles for use by insurers in all states. This comprehensive guide, which has not been approved by the NAIC or any state insurance department, includes seventy two Statements of Statutory Accounting Principles ("SSAPs") and is expected to be effective no earlier than January 1, 1999. The effect of adopting these SSAPs shall be reported as an adjustment to surplus on the effective date. Management is currently reviewing the impact of Codification. However, since the SSAPs have not been finalized, the ultimate impact cannot be determined at this time.

    In June, 1997, the FASB issued two pronouncements, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", and No. 131, "Disclosure about Segments of an Enterprise and Related Information", and are effective for financial statements issued for periods beginning after December 15, 1997. The adoption of these pronouncements is expected to impact only the presentation of financial information.

ITEM 2.  PROPERTIES
-------------------

C.M. Life's principal office is located at 140 Garden Street, Hartford, Connecticut.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

C.M. Life is a defendant in actions arising out of its insurance and investment operations and is from time to time involved as a party to various governmental and administrative proceedings. C.M. Life does not believe that any liability which may result from these actions is likely to have a material adverse effect on the financial position of C.M. Life.

C.M. Life is not involved in any litigation that is of material importance in relation to its financial operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

There were no matters submitted to a vote of security holders during 1997, other than routine corporate governance matters.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

C.M. Life is a wholly owned subsidiary of Massachusetts Mutual Life Insurance Company, and as such, there is no market for its common stock.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

The financial information of C.M. Life has been prepared on the basis of Statutory Accounting Practices prescribed or permitted by the Department of
Insurance of the State of Connecticut.   The following statutory information for
the years ended and at December 31, 1997, 1996, 1995, 1994 and 1993 has been derived from C.M. Life's statutory financial statements and have been audited by Coopers & Lybrand L.L.P., independent accountants for the years 1997 and 1996. Coopers & Lybrand L.L.P. did not audit the statutory financial statements of C.M. Life for the years 1995, 1994 and 1993. Those statements were audited by other auditors. For a description of the accounting principles applicable to this financial information and certain differences between statutory accounting practices and GAAP, see below. The information presented below should be read in conjunction with, and is qualified in its entirety by, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and other information included elsewhere in this Prospectus. The results for past accounting periods are not necessarily indicative of the results to be expected for any future accounting period.

The accompanying statutory financial statements are different in some respects from GAAP financial statements. The more significant differences are as follows: (a) acquisition costs, such as commissions and other costs directly related to acquiring new business, are charged to current operations as incurred, whereas GAAP would require these expenses to be capitalized and recognized over the life of the policies; (b) policy reserves are based upon statutory mortality and interest requirements without consideration of withdrawals, whereas GAAP reserves would be based upon reasonably conservative estimates of mortality, morbidity, interest and withdrawals; (c) bonds are generally carried at amortized cost whereas GAAP generally requires they be valued at fair value; (d) deferred income taxes are not provided for book-tax timing differences as would be required by GAAP; and (e) payments received for universal life products and variable annuities are reported as premium revenue, whereas under GAAP, these payments would be recorded as deposits to policyholders' account balances.

                       ITEM 6.  SELECTED FINANCIAL DATA
                          C.M. LIFE INSURANCE COMPANY
                       SELECTED STATUTORY FINANCIAL DATA
                       FOR THE YEARS ENDED DECEMBER 31,
                                ($ IN MILLIONS)


                                                          1997             1996           1995            1994           1993
                                                          ----             ----           ----            ----           ----
Revenue:
    Premium income                                    $  331.3         $  314.4       $  260.8        $  251.2         $180.4
    Net investment and other income                       72.1             76.4           84.4            81.7           86.5
                                                      --------         --------       --------        --------         ------
                                                         403.4            390.8          345.2           332.9          266.9
                                                      --------         --------       --------        --------         ------
Benefits and expenses:
    Policy benefits and payments                         100.4             99.0           58.9            42.4           30.8
    Additions to policyholder reserves, funds
       and separate accounts                             190.0            210.3          211.4           230.3          175.9
    Operating expenses                                    49.5             45.4           32.1            14.8           17.5
    Commissions                                           33.5             25.0           14.1             7.4            7.8
    State taxes, licenses and fees                         3.5              3.2            5.0             4.2            3.0
                                                      --------         --------       --------        --------         ------
                                                         376.9            382.9          321.5           299.1          235.0
                                                      --------         --------       --------        --------         ------
Net gain from operations before federal
    Income taxes                                          26.5              7.9           23.7            33.8           31.9
    Federal income taxes                                  19.0              6.3            9.4            14.2           11.0
                                                      --------         --------       --------        --------         ------
Net gain from operations                                   7.5              1.6           14.3            19.6           20.9
Net realized capital gain (loss)                           0.1              0.6           (0.5)           (1.8)           0.2
                                                      --------         --------       --------        --------         ------
Net income                                            $    7.6         $    2.2       $   13.8        $   17.8         $ 21.1
                                                      ========         ========       ========        ========         ======

Assets:
    General account                                   $1,122.7         $1,086.9       $1,028.4        $  912.6         $831.4
    Separate account                                   1,096.5            779.7          531.4           309.7          145.7
                                                      --------         --------       --------        --------         ------
    Total assets                                      $2,219.2         $1,866.6       $1,559.8        $1,222.3         $977.1
                                                      ========         ========       ========        ========         ======

Liabilities:
    Policyholders' reserves and funds                 $  951.0         $  907.5       $  867.7        $  783.8         $715.0
    Investment reserves                                   26.6             21.8           19.9             6.6            6.5
    Other liabilities                                     31.9             47.8           27.6            18.3           22.0
    Separate account reserves and liabilities          1,096.5            779.7          531.4           309.7          145.7
                                                      --------         --------       --------        --------         ------
    Total liabilities                                  2,106.0          1,756.8        1,446.6         1,118.4          889.2
                                                      --------         --------       --------        --------         ------

Capital Stock and Surplus:
    Common stock                                           2.5              2.5            2.5             2.5            2.5
    Paid in capital and contributed surplus               43.8             43.8           43.8            43.8           43.8
    Unassigned surplus                                    66.9             63.5           66.9            57.6           41.6
                                                      --------         --------       --------        --------         ------
    Total capital stock and surplus                      113.2            109.8          113.2           103.9           87.9
                                                      --------         --------       --------        --------         ------
Total liabilities and capital stock and               $2,219.2         $1,866.6       $1,559.8        $1,222.3         $977.1
 surplus                                              ========         ========       ========        ========         ======

Total adjusted capital data (1)
    Total stockholders' equity                        $  113.2         $  109.8       $  113.2        $  103.9         $ 87.9
    Asset valuation reserve                               22.7             18.5           16.0             6.6            6.6
                                                      --------         --------       --------        --------         ------
    Total adjusted capital                            $  135.9         $  128.3       $  129.2        $  110.5         $ 94.5
                                                      ========         ========       ========        ========         ======

     (1)  Defined by the NAIC as surplus plus Asset Valuation Reserve ("AVR").

Certain prior year amounts have been reclassified to conform with current year presentation. The preceding selected financial data of C.M. Life should be read in conjunction with the statutory financial statements notes thereto and the related management's discussion and analysis.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

     Results of Operations
     ---------------------
     For the Year Ended December 31, 1997
     ------------------------------------
      Compared to the Year Ended December 31, 1996
      --------------------------------------------

     For the year ended December 31, 1997, C.M. Life had a net gain from operations of $7.5 million, as compared with a net gain of $1.6 million in 1996. The increase of $5.9 million was primarily attributable to increased sales of Universal and other life products and increased fees received from the separate accounts partially offset by increased commissions, increased expenses associated with management services charged by MassMutual and increased federal income taxes attributable to taxable income in excess of book income. The increase in fees from separate accounts and the increase in commissions are primarily attributable to the modification of the underwriting agreement, discussed below.

     Effective March 1, 1996, C.M. Life modified its underwriting agreements such that it would pay all future commissions relating to variable annuity contracts and in return, would retain rights to all future contract fees and charges related to these contracts. Prior to the contract modification, G.R. Phelps and MML Distributors paid variable annuity commissions in exchange for the rights to future contract fees and charges related to these contracts. C.M. Life expects the future revenue on these contracts to exceed acquisition costs.

     Premium income, net of reinsurance ceded, increased $16.9 million to $331.3 million in 1997 from $314.4 million in 1996. The 5.4% growth in premiums is attributable to increased sales of Universal and other life products partially offset by a decrease in variable annuity products of 5.7% from the prior year. The result reflects a change in CM Life's business mix in which Universal and other life products comprised 35.5% of total premium income during 1997 compared to 27.9% in 1996, while annuity products were 64.5% in 1997 compared to 72.1% in 1996. Variable annuity premiums have declined due to lower sales through the brokerage distribution channel and a shift in sales through MassMutual's distribution channels from variable annuity products issued by CM Life to variable annuity products issued by C.M. Life's affiliate, MML Bay State Life Insurance Company.

     The following table sets forth premium, sales, and other information for C.M. Life's products.

                                                                  Years Ended December 31,
                                                             1997                       1996
                                                             ----                       ----
                                                                     ($ In Millions)

                                           Gross         Ceded       Net        Gross      Ceded       Net
     Premium income
       Universal and other life            $164.4       $(46.9)  $   117.5      $134.2     $(46.5)  $    87.7
       Annuities                            213.8            -       213.8      $226.7          -       226.7
                                           ------       ------   ---------     -------     -------  ---------
     Total                                 $378.2       $(46.9)  $   331.3      $360.9     $(46.5)  $   314.4
                                           ======       ======   =========     =======     =======  =========

     Life insurance sales - face amount
       Universal and other life                                  $14,188.7                          $ 7,113.4
     Life insurance in force
       Universal and other life                                  $36,147.6                          $24,357.4
     Number of policies in force
       Universal and other life
         (in whole units)                                          136,794                            111,138

     Net investment and other income decreased $4.3 million to $72.1 million in 1997 from $76.4 million in 1996. Net investment income was level at $75.3 million in 1997 compared to $75.2 million in 1996 as result of a 3.7% increase in invested assets offset by a decrease in the average gross yield for the portfolio which was 7.6% in 1997 compared to 7.9% in 1996.

     The components of net investment income are set forth below.

                                                 Years Ended December 31,
                                                  1997             1996
                                                  ----             ----
                                                       (In Millions)
     Gross Investment Income
      Bonds                                       $52.8             $55.4
      Common and preferred stock                    4.2               2.8
      Mortgage loans                                5.0               3.8
      Policy loans                                 10.6              10.0
      Cash and short-term investments               4.1               4.0
                                                  -----             -----
      Total gross investment income                76.7              76.0
     Less:  investment expenses                     1.4               0.8
                                                  -----             -----
     Net investment income                        $75.3             $75.2
                                                  =====             =====

     The decrease in gross investment income from bonds and the increase in mortgage loans reflects a shift in the investments in those assets. The increase in gross investment income on common stock reflects enhanced yields on investments in affiliated mutual funds.

     Other income decreased $4.4 million to a charge of $3.2 million in 1997 from income of $1.2 million in 1996. This decrease is attributable to reinsurance activity. The components of other income are primarily commissions and expense allowances on reinsurance ceded which decreased $1.0 million to $14.0 million in 1997 from $15.0 million in 1996 from charges incurred on the modified coinsurance agreement with MassMutual, and a reserve adjustment on reinsurance ceded (recorded as a charge to other income) which increased $3.6 million to $17.3 million in 1997 from $13.7 million in 1996.

     Policy benefits and payments increased $1.4 million to $100.4 million in 1997 from $99.0 million in 1996. Surrender and annuity benefits increased $0.5 million and $0.9 million, respectively, essentially due to increased variable and fixed annuity withdrawals and contract surrenders. The life insurance lapse rate, which is based upon amount of insurance in force, decreased to 6.5% for 1997 compared to 7.1% for 1996. Death claims, net of reinsurance, remained consistent between years at $25.1 million and $25.2 million for 1997 and 1996, respectively.

     Addition to policyholder reserves, funds and separate accounts decreased $20.3 million to $190.0 million in 1997 from $210.3 million in 1996. Additions to policyholder reserves, funds and separate accounts includes transfers (to) from the separate account based upon policyholder elections. The decrease is primarily attributable to a reduction in separate account deposits and an increase in separate account withdrawals, partially offset by an increase in fees charged by the general account for assets under management, which increased due to deposits and market appreciation.

     Operating expenses, commissions and state taxes, licenses and fees, increased $12.9 million to $86.5 million in 1997 from $73.6 million in 1996. The increase is attributable to increased expenses and commissions associated with the production of new business and the modification of C.M. Life's variable annuity underwriting agreements with its affiliates, G.R. Phelps and MML Distributors, discussed above, which also increased commissions.

     Federal income tax expense increased $12.7 million to $19.0 million in 1997 from $6.3 million in 1996. Taxable income increased $31.2 million to $49.7 million in 1997 from $18.5 million in 1996. The increase in taxable income is primarily attributable to the difference between statutory insurance reserves and tax reserves and the timing of the tax deductibility of acquisition costs and other items.

     Realized capital gains, after the transfer to the Interest Maintenance Reserve ("IMR"), which captures after tax realized capital gains and losses due to changes in interest rates for all types of fixed income investments, decreased $0.5 million to $0.1 million in 1997 from $0.6 million in 1996. The decrease in 1997 from 1996 is primarily attributable to gains generated during the first quarter of 1996 on the sale of common stock investments. The 1997 gain of $3.4 million from bonds were primarily interest related and was transferred to IMR net of tax.

     Net realized capital gains (losses) were comprised of the following:

                                                       Years Ended December 31,
                                                     1997                  1996
                                                     ----                  ----
                                                            (In Millions)
     Bonds                                           $ 3.4                 $ 0.7
     Preferred stocks                                    -                   0.1
     Common stocks                                       -                   4.7
     Mortgage loans                                   (0.2)                 (2.2)
     Hedging instruments                                 -                  (0.9)
     Federal income taxes                             (1.1)                 (1.4)
                                                     -----                 -----
     Net realized capital gain
        before transfer to IMR                         2.1                   1.0
     Transfer to IMR                                  (2.0)                 (0.4)
                                                     -----                 -----
     Net realized capital gain                       $ 0.1                 $ 0.6
                                                     =====                 =====

     As a result of the foregoing factors, net income for 1997 was $7.6 million compared to $2.2 million in 1996, representing an increase of $5.4 million or 245.5% increase over prior year.

     Results of Operations
     ---------------------
     For the Year Ended December 31, 1996
     ------------------------------------
      Compared to the Year Ended December 31, 1995
      --------------------------------------------

     For the year ended December 31, 1996, C.M. Life had a net gain from operations of $1.6 million, as compared with a net gain of $14.3 million in 1995. The decrease of $12.7 million is primarily attributable to increased sales of Universal Life Enterprise Plus and variable annuity products, which in the year of issuance, generate commissions and other acquisition costs which exceed the revenues received. These products are priced to be profitable over the life of the contract.

     Premium income, net of reinsurance ceded, increased $53.6 million to $314.4 million in 1996 from $260.8 million in 1995. The 20.6% growth in premiums is attributable to increased sales of the Universal Life Enterprise Plus product, which increased by 41.0%, and variable annuity products which increased by 26.9%. Sales of single premium deferred annuity products decreased 90.5%, due to less demand in the market place for fixed rate annuity products.

     The following table sets forth premium, sales and other information for C.M. Life's products.

                                                            Years Ended December 31,
                                                          1996                  1995
                                                          ----                  ----
                                                               ($ In Millions)
     Premium income
      Universal and other life                       $    87.7             $    64.7
      Annuities                                          226.7                 196.1
                                                     ---------             ---------
     Total                                           $   314.4             $   260.8
                                                     =========             =========

     Life insurance sales - face amount
      Universal and other life                       $ 7,113.4             $ 5,024.4
     Life insurance in force
      Universal and other life                       $24,357.4             $19,133.0
     Number of policies in force
      Universal and other life( in whole units)        111,138                98,033

     Net investment and other income decreased $7.9 million to $76.5 million in 1996 from $84.4 million in 1995. Other income, which is primarily comprised of reserve adjustment and commission and expense allowances on reinsurance ceded, decreased by $14.3 million, due to little growth in the reinsured block of business. Net investment income increased by $6.3 million primarily attributable to the 4.3% growth in the general investment account assets. The gross yield for the portfolio was 7.9% for 1996 compared to 7.8% for 1995.

     The components of net investment income are set forth below.

                                                Years Ended December 31,
                                                 1996            1995
                                                 ----            ----
                                                     (In Millions)
       Gross Investment Income
      Bonds                                     $55.4           $54.7
      Common and preferred stock                  2.8             2.2
      Mortgage loans                              3.8             2.7
      Real estate                                   -             0.5
      Policy loans                               10.0             9.9
      Cash and short-term investments             4.0             0.4
                                                -----           -----
      Total gross investment income              76.0            70.4
     Less:  investment expenses                   0.8             1.5
                                                -----           -----
     Net investment income                      $75.2           $68.9
                                                =====           =====

     Policy benefits and payments increased $40.1 million to $99.0 million in 1996 from $58.9 million in 1995. Surrender benefits increased by $22.7 million, essentially due to increased variable and fixed annuity withdrawals and contract surrenders. The life insurance lapse rate, which is based upon amount of insurance in force, remained at 7.1% for both 1996 and 1995. Death claims, net of reinsurance, grew to $25.2 million in 1996 from $16.3 million in 1995, which is due to an increase in the life insurance in force and worse than expected mortality. Although mortality experience declined during 1996, C.M. Life does not believe this is an indication of future trends.

     Addition to policyholder reserves, funds and separate accounts decreased $1.1 million to $210.3 million in 1996 from $211.4 million in 1995. Reserve decreases due to the release of reserves upon death withdrawal or surrender of contracts was largely offset by increases in reserves due to strong sales of life and annuity products.

     Operating expenses, commissions and state taxes, licenses and fees increased $22.4 million to $73.6 million in 1996 from $51.2 million in 1995. The increase is attributable to increased expenses associated with the production of new business and the modification of C.M. Life's variable annuity underwriting agreements with its affiliates, G.R. Phelps and MML Distributors, as discussed in the preceding section.

     Federal income tax expense decreased $3.1 million to $6.3 million from $9.4 million as a result of decreased taxable income. Taxable income decreased $9.2 million to $18.5 million in 1996 from $27.7 million in 1995. The change in taxable income is primarily attributable to the $15.8 million decrease in net gain from operations offset by book tax differences of $6.6 million. These book tax differences include the timing of the deductibility of acquisition costs and other items.

     Realized capital gains, after the transfer to the Interest Maintenance Reserve ("IMR"), which captures after tax realized capital gains and losses due to changes in interest rates for all types of fixed income investments, increased $1.2 million to $0.7 million in 1996 from a realized loss of $0.5 million in 1995. The increase is primarily attributable to gains generated during the first quarter of 1996 on the sale of common stock investments.

     Net realized capital gains (losses) were comprised of the following:

                                                                  Years Ended December 31,
                                                                  1996                1995
                                                                  ----                ----
                                                                       (In Millions)
     Bonds                                                       $ 0.7               $(1.1)
     Preferred stocks                                              0.1                 0.2
     Common stocks                                                 4.7                 0.7
     Mortgage loans                                               (2.2)               (1.4)
     Real estate                                                     -                (0.3)
     Hedging instruments                                          (0.9)               (0.1)
     Federal income taxes                                         (1.4)                0.6
                                                                 -----               -----
     Net realized capital gain (loss)
        before transfer to IMR                                     1.0                (1.4)
     Transfer to IMR                                              (0.4)                0.9
                                                                 -----               -----
     Net realized capital gain (loss)                            $ 0.6               $(0.5)
                                                                 =====               =====

     As a result of the foregoing factors, net income for 1996 was $2.2 million compared to $13.8 million in 1995, representing a decrease of $11.6 million or 84% decrease over prior year.


     Statement of Financial Position
     -------------------------------

     Total assets at December 31, 1997 were $2,219.2 million, representing an increase of $352.6 million or 18.9%, from $1,866.6 million at December 31, 1996. Much of this increase was due to continued growth in C.M. Life's separate investment accounts, which increased by $316.7 million, or 40.6% to $1,096.5 million at December 31, 1997 from $779.8 million at December 31, 1996. Invested assets in C.M. Life's general account portfolio at December 31, 1997 increased by $38.1 million, or 3.7% to $1,060.6 million from $1,022.5 million at December 31, 1996.

     Bonds at December 31, 1997 were $664.5 million, representing a decrease of $72.0 million, or 9.8% from $736.5 million at December 31, 1996. This reflects a shift to investing additional funds in commercial mortgages to enhance yields. Bonds and short-term securities in NAIC categories 1 and 2 were 65.0% of general investment account assets at December 31, 1997, as compared to 73.1% at December 31, 1996. The percentage of general investment account assets representing bonds and short-term investments in NAIC categories 3 through 6 was 5.9% at December 31, 1997 and 4.9% at December 31, 1996.

     Common stocks at December 31, 1997 were $61.4 million, representing an increase of $5.8 million, or 10.4% from $55.6 million at December 31, 1996. This increase is a result of dividend reinvestment. Cash and short-term investments at December 31, 1997 were $88.4 million, representing an increase of $24.7 million, or 38.8% from $63.7 million at December 31, 1996.

     Mortgage loans at December 31, 1997 were $101.6 million, representing an increase of $67.8 million, or 200.6%, from $33.8 million at December 31, 1996. This is principally due to additional investments in mortgage loans and additional mortgages purchased. See "Investments" for discussion of investment reserves.

     Separate account assets at December 31, 1997 were $1,096.5 million, representing an increase of $316.7 million, or 40.6%, from $779.8 million at December 31, 1996. This increase is due to significant market appreciation and continued deposits of variable products partially offset by withdrawals.

     Total liabilities at December 31, 1997 were $2,106.0 million, representing an increase of $349.2 million, or 19.9%, from $1,756.8 million at December 31, 1996. As with assets, most of this growth occurred in the separate investment accounts as discussed above.

     Policyholders' reserves and funds at December 31, 1997 were $951.0 million, representing an increase of $43.5 million, or 4.8%, from $907.5 million at December 31, 1996. The increase, primarily attributable to universal and other life products, is consistent with increased sales of these products. Policy loans at December 31, 1997 were $142.5 million, representing an increase of $9.6 million, or 7.2%, from $132.9 million at December 31, 1996.

     C.M. Life utilizes sophisticated asset/liability analysis techniques in order to set the investment policy for each liability class and test the adequacy of the projected cash flow provided by assets to meet all of its future policyholder and other obligations. These studies are performed using stress tests regarding future credit and other asset losses, market interest rate fluctuations, claim losses and other considerations. The result is a complete picture of the adequacy of the underlying assets, reserves and capital. See Liquidity and Capital Resources below for further discussions on this issue.

     Liquidity and Capital Resources
     -------------------------------

     Net cash provided by operating activities was $52.2 million, $42.4 million, and $97.9 million for the years ended 1997, 1996 and 1995, respectively. In 1997, net cash provided by operating activities increased by $9.8 million as compared to 1996, primarily due to increased sale of Universal and other life products and reductions of policyholder reserves attributable to reinsurance. The Board of Directors of MassMutual has authorized the contribution of funds to C.M. Life sufficient to meet the capital requirements of all states in which C.M. Life is licensed to do business.

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

     C.M. Life's liquid assets include substantial Treasury holdings, short-term money market investments, stocks, and marketable long-term fixed income securities. Cash and short-term investments totaled $88.4 million at December 31, 1997.

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

     C.M. Life also employs sophisticated quantitative asset/liability cash flow management techniques to optimize and control the investment return and liquidity for its portfolio, taking into account the liability characteristics of its portfolio.

     A primary liquidity concern for C.M. Life is the risk of early contractholder and policyholder withdrawal. The most affected products are individual life insurance and individual deferred annuities. Personal life insurance policies are less susceptible to withdrawal than annuity contracts because annuities are primarily used as investment vehicles, while personal life policies are used to fulfill longer-term financial planning needs. C.M. Life closely evaluates and manages its liquidity risk.

     C.M. Life's exposure to early withdrawal for annuity products as of the dates indicated can be described as follows:

   Withdrawal Characteristics of Annuity Actuarial Reserves and Deposit Fund
                                  Liabilities

                                                               December 31,
                                                               ------------
                                                     1997                          1996
                                                     ----                          ----
                                                          % of                          % of
                                            Amount          Total          Amount       Total
                                            ------          -----          ------       -----
                                                               ($ In Millions)
     Subject to discretionary withdrawal
       with adjustment:
       At market value                     $1,064.4         90.2%          $755.4        87.1%
     At book value less
       surrender charge                        91.1          7.7             88.4        10.3
                                           --------       ------           ------       -----
     Subtotal                               1,155.5         97.9            843.8        97.4
     Subject to discretionary
       withdrawal without
       adjustment:
      At book value
       (minimal or no charge or
        adjustment)                            23.2          2.0             22.3         2.5
     Not subject to discretionary
       withdrawal                               1.4          0.1              1.5         0.1
                                           --------       ------           ------       -----
     Total annuity actuarial
       reserves and deposit
       fund liabilities (gross)             1,180.1        100.0%           867.6       100.0%
     Less reinsurance                             -                             -
                                           --------                        ------
     Total annuity actuarial
       reserves and deposit
       fund liabilities                    $1,180.1                        $867.6
                                           ========                        ======

     Based on its ongoing monitoring and analysis of its liquidity sources and demands, C.M. Life believes that it is in a strong liquidity position.

     Capital Resources
     -----------------

     As of December 31, 1997, C.M. Life's total adjusted capital as defined by the NAIC was $135.9 million in 1997. The NAIC developed the Risk Based Capital ("RBC") model to compare the total adjusted capital with a standard design in order to reflect C.M. Life's risk profile. Although C.M. Life believes that there is no single appropriate means of measuring risk-based capital needs, it feels that the NAIC approach to RBC measurement is reasonable, and will manage its capital position with significant attention to maintaining adequate total adjusted capital relative to RBC. C.M. Life's total adjusted capital was well in excess of all RBC standards at December 31, 1997 and 1996. Management believes that C.M. Life enjoys a strong capital position in light of the risks to which it is subject and that it is well positioned to meet policyholder and other obligations.

     Year 2000 Issue
     ---------------

     Like other businesses and governments around the world, C.M. Life could be adversely affected if the computer systems used by the company and those with which it does business do not properly recognize the year 2000. This is commonly known as the "Year 2000 issue." In 1996, C.M. Life's parent company, MassMutual, began an enterprise wide process of identifying, evaluating and implementing changes to computer systems and applications software to address the Year 2000 issue on its own behalf and on behalf of its insurance subsidiaries, including C.M. Life.

     MassMutual is addressing the Year 2000 issue internally with modifications to existing programs and conversions to new programs. C.M. Life's costs related to the Year 2000 issue are being currently expensed by C.M. Life and when measured against C.M. Life's net gain from operations, are not material to C.M. Life. MassMutual is also seeking assurances from vendors, customers, service providers and others with which MassMutual and its subsidiaries conducts business, in order to identify and resolve the Year 2000 issue

     Segment Information
     -------------------

     C.M. Life's operations consisted of one business segment, which was principally the sale of universal life insurance and annuity products. C.M. Life is not dependent upon any single customer and no single customer accounted for more than 10% of revenues in 1997, 1996 and 1995.

     Reserves
     --------

     In accordance with the life insurance laws and regulations under which C.M. Life operates, it is obligated to carry on its books, as liabilities, actuarially determined reserves to meet its obligations on outstanding contracts.

     Policyholders' reserves for life contracts are developed using accepted actuarial methods computed principally on the net level premium and the Commissioners' Reserve Valuation Method bases using the American Experience and 1980 Commissioners' Standard Ordinary mortality tables with assumed interest rates ranging from 4.0 to 4.5 percent. Reserves for individual annuities are based on accepted actuarial methods, principally the Commissioners Annuity Reserve Valuation Method at interest rates ranging from 5.5 to 9.0 percent.

     Capital Stock and Surplus
     -------------------------

     Capital stock and surplus equity was $113.2 million at December 31, 1997, an increase of $3.4 million, or 3.1%, from December 31, 1996. This increase was composed of (i) 1997 net income of $7.6 million, (ii) an increase of $0.8 million from unrealized capital gains, (iii) a decrease of $76 million due to the change in Asset Valuation Reserve ("AVR") and General Investment Reserve ("GIR"), and (iv) a decrease of $0.2 million due to other changes.


     Inflation
     ---------

     The C.M. Life's operating expenses are affected by inflation. A large portion of C.M. Life's operating expenses consists of administrative fees charged by MassMutual, the largest component of which is salaries, which are subject to wage increases, at least partially affected by the rate of inflation. C.M. Life's and MassMutual's continuing efforts to control expenses may reduce the impact of inflation on operating expenses.


     Inflation also has an indirect effect on C.M. Life. To the extent that the government's economic policy to control the level of inflation results in changes in interest rates, C.M. Life's new sales of insurance products and investment income are affected. Changes in the level of interest rates also have an effect on interest spreads, as investment earnings are reinvested.


     Investments
     -----------

     At December 31, 1997, C.M. Life had $1,060.6 million of invested assets in its general investment account. The portfolio of invested assets is managed to support product liabilities in light of yield, liquidity and diversification considerations. The general investment account portfolio does not include C.M. Life's separate account investment assets.

     The following table sets forth C.M. Life's invested assets in the general investment account and gross investment yield:

                                                        December 31,
                                                        ------------
                                  1997                     1996                    1995
                                  ----                     ----                    ----
                       Carrying   % of           Carrying  % of           Carrying % of
                        Value    Total   Yield    Value    Total   Yield   Value   Total   Yield
                       --------  ------  ------  --------  ------  ------  ------  ------  ------
                                                    ($ In Millions)
Bonds                  $  664.5   62.7%    7.9%  $  736.5   72.0%    7.8%  $736.1   75.1%    7.8%
Common stocks              61.4    5.8     7.4       55.6    5.4     4.5     72.4    7.4     6.0
Mortgage loans            101.6    9.6     7.6       33.8    3.3    12.6     30.7    3.1     7.7
Policy loans              142.5   13.4     8.0      132.9   13.0     8.1    126.0   12.9     8.8
Other                       2.2    0.2       -          -      -       -      0.2      -     5.8
Cash and short-term
      Investments          88.4    8.3     5.3       63.7    6.3    10.6     15.1    1.5     4.5
                       --------  -----     ---   --------  -----    ----   ------  -----     ---
Total investments      $1,060.6  100.0%    7.6%  $1,022.5  100.0%    7.9%  $980.5  100.0%    7.9%
                       ========  =====     ===   ========  =====    ====   ======  =====     ===

     The yield on total investments before indirect expenses was 7.6%, 7.9% and 7.9% for the years ended December 31, 1997, 1996 and 1995, respectively. If investment expenses were deducted, net yields would be 7.5%, 7.8% and 7.7%, respectively. The yield on each investment category, before federal income taxes, is calculated as: (a) two times gross investment income divided by
     (b) the sum of assets at the beginning of the year and assets at the end of the year, less gross investment income. This is the formula which was specified by the NAIC for calculating investment yield when this information was last required to be included in the annual statement filed with the Connecticut Department of Insurance.


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


     C.M. Life periodically uses standard derivative financial instruments such as options, and futures to hedge certain risks associated with anticipated purchases and sales of investments and certain payments denominated in foreign currencies. These derivative financial instruments are used to protect C.M. Life from market fluctuations in interest and exchange rates between the contract date and the date on which the hedged transaction occurs. C.M. Life is subject to off-balance sheet risk that the counterparties of the transactions will fail to perform as contracted. C.M. Life manages this risk by only entering into contracts with highly rated institutions and listed exchanges. C.M. Life does not hold or issue derivative financial instruments for trading purposes.

     Bonds
     -----


     The following table provides certain information regarding the maturity distribution of bonds (excluding short-term securities):


                                                                   Bond Maturities
                                                                     December 31,
                                                                     ------------
                                                              1997                  1996
                                                              ----                  ----
                                                      Carrying     % of      Carrying     % of
                                                       Value       Total      Value       Total
                                                       -----       -----      -----       -----
                                                                   ($ In Millions)
     Due in one year or less                           $ 34.3      5.2%      $ 76.7      10.4%
     Due after one year
        through five years                              227.7      34.3       284.2      38.6
     Due after five years
        through ten years                               209.7      31.6       202.7      27.5
     Due after ten years                                 80.3      12.1        84.5      11.5
     Mortgage-backed
        securities(1)                                   112.5      16.8        88.4      12.0
                                                       ------     ------     -------    ------
                                                       $664.5     100.0%     $736.5     100.0%
                                                       ======     ======     =======    ======

     (1)  Including securities guaranteed by the U.S. Government.


     The maturities of portfolio bonds are considered to be sufficiently diversified and are carefully monitored and managed in light of C.M. Life's liquidity needs.


     Bonds consist primarily of government securities and high-quality marketable corporate securities. At December 31, 1997 and 1996, publicly traded bonds comprised 64.1% and 66.0% of the bond portfolio, respectively, and privately placed bonds comprised the remainder. Substantially all of the publicly traded and privately placed bonds held by C.M. Life are evaluated by the NAIC's Securities Valuation Office ("SVO") which assigns securities to one of six NAIC investment categories with Category 1 securities being the highest quality and Category 6 securities being the lowest quality. Categories 1 and 2 are investment grade, Category 3 is medium quality and Categories 4, 5 and 6 are non-investment grade. The remainder of the securities which have not as yet received NAIC ratings are rated under an internal system which C.M. Life believes to be equivalent to that used by the SVO.


     The table below sets forth, as of the dates indicated, the NAIC SVO ratings for C.M. Life's bond portfolio (including short-term securities) and the equivalent public rating agency designations. The bond portfolio consists primarily of high grade securities. At December 31, 1997 and 1996, 91.7% and 93.7%, respectively, of the portfolio was invested in NAIC Categories 1 and 2 securities.


                              Bond Credit Quality
                        (includes short-term securities)
                                                      December 31,
                                                      ------------
                                                 1997              1996
                                                 ----              ----
                                                     ($ In Millions)
NAIC
Bond           Rating Agency             Carrying       % of    Carrying    % of
Rating      Equivalent Designation        Value        Total      Value     Total
------      ----------------------        -----        -----      -----     -----
1           Aaa/Aa/A                    $ 421.9         56.2%    $452.6     56.7%
2           Baa                           267.3         35.5      295.3     37.0
3           Ba                             49.1          6.5       36.1      4.5
4           B                               6.3          0.8       11.8      1.5
5           Caa and lower                   7.0          0.9          -        -
6           In or near default              0.6          0.1        2.0      0.3
                                        -------        ------    ------    ------
         Total                          $ 752.2        100.0%    $797.8    100.0%
                                        =======        ======    ======    ======

     C.M. Life invests a significant portion of its investment funds in high quality publicly traded bonds in order to maintain and manage liquidity and reduce the risk of default in the portfolio. As of December 31, 1997, 95.9% of the publicly traded bonds were rated as NAIC Categories 1 and 2, as illustrated by the following chart:


                      Publicly Traded Bond Credit Quality
                       (includes short-term securities)

                                               December 31,
                                               ------------
                                       1997                 1996
                                       ----                 ----
                                            ($ In Millions)

NAIC
Bond                Rating Agency       Carrying    % of    Carrying    % of
Rating         Equivalent Designation    Value     Total     Value    Total
-------------  ----------------------  ---------  -------  ---------  ------
1              Aaa/Aa/A                  $320.8     66.5%    $364.4    69.2%
2              Baa                        142.0     29.4      145.4    27.6
3              Ba                          14.0      2.9       11.5     2.2
4              B                            5.7      1.2        5.5     1.0
5              Caa and lower                  -        -          -       -
6              In or near default             -        -          -       -
                                         ------   ------     ------   -----
      Total                              $482.5    100.0%    $526.8   100.0%
                                         ======   ======     ======   =====

     C.M. Life utilizes its investments in the privately placed bond portfolio to enhance the value of the overall portfolio, increase diversification and obtain higher yields than are possible with comparable quality public market securities. To control risk, C.M. Life relies upon broader access to management information, strengthened negotiated protective convenants, call protection features, and a higher level of collateralization than can customarily be achieved in the public market. The strength of the privately placed bond portfolio is demonstrated by the predominance of NAIC Categories 1 and 2 securities.


                                         Privately Placed Bond Credit Quality

                                                               December 31,
                                                               ------------
                                                         1997               1996
                                                         ----               ----
                                                             ($ In Millions)
NAIC
Bond                 Rating Agency          Carrying       % of    Carrying     % of
Rating            Equivalent Designation     Value        Total     Value       Total
------            ----------------------     -----        -----     -----       -----
1                 Aaa/Aa/A                  $101.2        37.5%   $ 88.2        32.6%
2                 Baa                        125.3        46.5     149.9        55.3
3                 Ba                          35.1        13.0      24.6         9.1
4                 B                            0.5         0.2       6.3         2.3
5                 Caa and lower                7.0         2.6         -           -
6                 In or near default           0.6         0.2       2.0         0.7
                                            ------       ------   ------      -------
                   Total                    $269.7       100.0%   $271.0       100.0%
                                            ======       ======   ======      =======


     The following table sets forth by industry category the carrying value and percent of total of the bond portfolio, including short-term securities, as of December 31, 1997.

                             Bond Portfolio By Industry
                                                      December 31, 1997
                                                      -----------------
                                     Private            Public (1)              Total
                                     -------            ----------              -----
                              Carrying    % of      Carrying    % of      Carrying      % of
 Industry Category             Value      Total      Value      Total      Value       Total
                               -----      -----      -----      -----      -----       -----
                                                     ($ In Thousands)
Collateralized(2)              $ 39.8      14.7%    $166.8       34.7%     $206.6       27.5%
Natural Resources                31.5      11.7       52.8       10.9        84.3       11.2
Finance & Leasing Co.             8.6       3.2       55.3       11.5        63.9        8.5
U.S. Government                  10.4       3.9       49.3       10.2        59.7        7.9
Consumer Goods                   35.3      13.0       18.9        3.9        54.2        7.2
Producer Goods                   40.0      14.7       11.2        2.3        51.2        6.8
Utilities                        13.4       5.0       25.0        5.2        38.4        5.1
Banking                           5.0       1.9       29.8        6.2        34.8        4.6
Other Services                   25.3       9.4        4.6        1.0        29.9        4.0
Media                            17.0       6.3        8.4        1.7        25.4        3.4
Insurance & Other Financial
  Services                       10.7       4.0       12.2        2.5        22.9        3.0
Transportation                    3.0       1.1       18.0        3.7        21.0        2.8
Health Care                       1.5       0.6       17.6        3.6        19.1        2.5
Aerospace                        10.6       3.9        1.1        0.2        11.7        1.6
Merchandise Retailers             3.4       1.3        1.0        0.2         4.4        0.6
Food Wholesalers                  1.0       0.4          -          -         1.0        0.1
Others                           13.2       4.9       10.5        2.2        23.7        3.2
                               ------     -----     ------      -----      ------      -----
Total                          $269.7     100.0%    $482.5      100.0%     $752.2      100.0%
                               ======     =====     ======      =====      ======      =====


(1) Includes short-term securities. These bonds are collateralized by mortgages backed by FNMA, GNMA or FHLMC and include collateralized mortgage obligations and pass-through securities. These amounts also include asset backed securities such as credit card, automobile and residential mortgage securities.


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


     The tables below set forth the carrying value, gross unrealized gains and losses, net unrealized gains and losses and estimated fair value of the bond portfolio (excluding short-term securities) at December 31, 1997 and 1996.


                                                            December 31, 1997
                                                            -----------------
                                                Gross       Gross        Net       Estimated
                                   Carrying   Unrealized  Unrealized  Unrealized     Fair
                                    Value       Gains       Losses    Gain (Loss)    Value
                                    -----       -----       ------    -----------    -----
                                                        ($ In Millions)
     U.S. Treasury Securities
      and Obligations of U.S.
      Government Corporations
      and Agencies                   $104.3    $ 2.2          $0.2        $ 2.0      $106.3
     Debt Securities issued by
     Foreign Governments                4.6        -           0.3         (0.3)        4.3
     Mortgage-backed securities        38.8      1.0           0.2          0.8        39.6
     State and local governments       20.0      0.3             -          0.3        20.3
     Corporate debt securities        471.8     15.6           1.9         13.7       485.5
     Utilities                         25.0      1.1             -          1.1        26.1
                                     ------    -----          ----        -----      ------
                                     $664.5    $20.2          $2.6        $17.6      $682.1
                                     ======    =====          ====        =====      ======

                                                          December 31, 1996
                                                          -----------------
                                            Gross       Gross         Net      Estimated
                               Carrying   Unrealized  Unrealized  Unrealized     Fair
                                Value       Gains       Losses    Gain (Loss)    Value
                                -----       -----       ------    -----------    -----
                                                     ($ In Millions)
U.S. Treasury Securities
 and Obligations of U.S.
 Government Corporations
 and Agencies                   $138.8       $ 2.2       $1.0         $ 1.2      $140.0
Debt Securities issued by
 Foreign Governments               3.9         0.1          -           0.1         4.0
Mortgage-backed securities        37.4         0.7        0.7             -        37.4
State and local governments       10.3         0.2        0.1           0.1        10.4
Corporate debt securities        509.2        11.6        3.7           7.9       517.1
Utilities                         36.9         1.2        0.2           1.0        37.9
                                ------       -----       ----         -----      ------
                                $736.5       $16.0       $5.7         $10.3      $746.8
                                ======       =====       ====         =====      ======


    Common Stocks
    -------------

    The common stock portfolio comprised 5.8% and 5.4% of C.M. Life's investments at December 31, 1997 and 1996, respectively. Common stock had a cost of $50.2 million in 1997 and $47.2 million in 1996; the fair value was $61.4 million and $55.6 million at December 31, 1997 and 1996, respectively.

    Mortgage Loans
    --------------

    Mortgage loans represented 9.6% and 3.2% of the total investments in the general account at December 31, 1997 and 1996, respectively. Mortgage loans consist of commercial mortgage loans and residential mortgage loan pools.
    At December 31, 1997 and 1996, commercial mortgage loans comprised 69.4% and 100.0% of the mortgage loan portfolio.

    The following table provides certain information regarding the maturity distribution of commercial mortgage loans:

                         Commercial Mortgage Loan Maturities
                                  December 31, 1997
                                  -----------------
                           Carrying                % of
                            Value                 Total
                           --------               ------
                                   ($ In Millions)
Due in one year or less      $  5.9                  5.8%
Due after one year
 through five years            47.1                 46.3
Due after five years
 through ten years             17.5                 17.2
Residentials                   31.1                 30.7
                             ------                -----
Total                        $101.6                100.0%
                             ======                =====

    Total gross investment income on mortgage loans for the year ended December 31, 1997 was $5.0 million, a 36.7% increase from $3.9 million at December 31, 1996. This increase was due to a shift in investment philosophy from bonds to residential mortgage loans. Net realized capital losses were $0.2 and $2.2 million for the years ended December 31, 1997 and 1996.

    Residential
    -----------

    The residential mortgage loan portfolio consists of conventional and FHA/VA mortgage pools. The Company imposes rigorous investment standards, including governmental agency guarantees, seasoned pools and discount pricing as protection against prepayment risk.

    Commercial
    ----------

    The commercial mortgage loan portfolio consists of fixed rate loans on completed, income producing properties.

    At December 31, 1997, 99.9% of the commercial mortgage loan portfolio consisted of bullet loans (loans that do not fully amortize over their term) compared to 99.6% at December 31, 1996. Scheduled bullet maturities at December 31, 1997 of $5.8 million, $10.5 million, $2.8 million and $14.6 million in 1998, 1999, 2000 and 2001 and represent 8.3%, 14.9%, 3.9% and
    20.7%, respectively, of the commercial mortgage loan portfolio. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

    C.M. Life had one of bullet loan of $4.4 million scheduled to mature during 1997 which was paid off at discount in 1997.

    During 1997 and 1996, all renewed bullet loans were performing assets prior to renewal and all loan renewals reflected market conditions. Past experience with regard to bullet maturities, however, is not necessarily indicative of future results.

    The maturities of commercial mortgage loans are considered by C.M. Life to be sufficiently diversified and are carefully monitored and managed in light of C.M. Life's liquidity needs.

    The following tables set forth by property type and geographic distribution the carrying value of commercial mortgage loan balances:

                                           Commercial Mortgage Loans by
                                                  Property Type
                                                   December 31,
                                                   ------------
                                         1997                        1996
                                         ----                        ----
                                   Carrying   % of           Carrying     % of
                                    Value     Total           Value       Total
                                    -----     -----           -----       -----
                                                 ($ In Millions)
    Office                          $22.4     31.8%           $16.3       48.2%
    Apartments                       19.8     28.1              4.1       12.1
    Hotels & Motels                  17.4     24.7                -          -
    Industrial & Other                5.5      7.8              8.0       23.7
    Retail                            5.3      7.6              5.4       16.0
                                    -----    -----            -----      -----
                                    $70.4    100.0%           $33.8      100.0%
                                    =====    =====            =====      =====

                                        Commercial Mortgage Loans by
                                          Geographic Distribution
                                                December 31,
                                                ------------
                                         1997                      1996
                                         ----                      ----
                                  Carrying    % of         Carrying     % of
                                   Value      Total         Value      Total
                                   -----      -----         -----      -----
                                                  ($ In Millions)
    West                           $ 3.5        5.0%        $ 3.7       10.9%
    Northeast                       18.2       25.8          12.8       37.9
    Mid-Atlantic                     9.4       13.3           3.5       10.4
    Southeast                       26.4       37.6           8.6       25.4
    Midwest                          5.9        8.4           2.0        5.9
    Southwest                        7.0        9.9           3.2        9.5
                                   -----      -----         -----      -----
                                   $70.4      100.0%        $33.8      100.0%
                                   =====      =====         =====      =====

    Policy Loans
    ------------

    As of December 31, 1997 and 1996, C.M. Life's policy loans were $142.5 million and $132.9 million, respectively. Policy loans, as a percentage of invested assets, were 13.4% and 13.0% at December 31, 1997 and 1996, respectively. Variable interest rate policy loans were 100% of total policy loans at December 31, 1997 and 98.6% in 1996. For loans with variable interest rates, the rates are adjusted annually based upon changes in a corporate bond index.

    Portfolio Surveillance and Under-Performing Investments
    -------------------------------------------------------

    Bonds
    -----

    C.M. Life reviews all bonds on a regular basis utilizing the following criteria: (i) material declines in revenues or margins, (ii) significant uncertainty regarding the issuer's industry, (iii) debt service coverage or cash flow ratios that fall below industry-specific thresholds, (iv) violation of financial covenants, (v) trading of public securities at a substantial discount due to specific credit concerns and (vi) other subjective factors that relate to the issuer. The bond portfolio is actively reviewed to estimate the likelihood and amount of financial defaults or write-downs in the portfolio and to make timely decisions as to the potential sale or re-negotiation of terms of specific investments.

    As defined by the NAIC, under performing bonds are those whose deferral of interest and/or principal payments are deemed to be caused by the inability of the obligor to make such payments as called for in the bond contract.

    C.M. Life does not accrue interest income on bonds delinquent more than 90 days or when management believes the collection of interest is uncertain. Interest not accrued on bonds totaled $0.1 million and zero million for the years ended December 31, 1997 and 1996.

    The carrying values of NAIC Category 5 and 6 bonds, as of the indicated dates, were as follows:

                          NAIC Category 5 and 6 Bonds
                                 Carrying Value


                                   December 31,
                                   ------------
                             1997                1996
                             ----                ----
                                  (In millions)
Performing:
Private                     $ 7.0               $   -
                            -----               -----
   Total                      7.0                   -
                            -----               -----
Under performing:
Private                       0.6                 2.0
                            -----               -----
   Total                      0.6                 2.0
                            -----               -----
   Total                    $ 7.6               $ 2.0
                            =====               =====

As a result of C.M. Life's conservative monitoring process, an internal watch list is generated which includes certain securities that would not be classified as under-performing under the SVO credit rating system. At December 31, 1997, bonds having a carrying value of $22.6 million (34.0% of the total bond portfolio) had been placed on the internal watch list, which is comprised of bonds that have the following NAIC ratings: $6.8 million NAIC Category 2, $4.7 million NAIC Category 3, $4.1 million NAIC Category 4 and $7.0 million NAIC Category 5.

Mortgage Loans
--------------

C.M. Life actively monitors, manages and directly services its commercial mortgage loan portfolio. C.M. Life's personnel perform or review all aspects of loan origination and portfolio management, including lease analysis, property transfer analysis, economic and financial reviews, tenant analysis and oversight of default and bankruptcy proceedings. All properties are re-valued each year and re-inspected either each year or every other year based on internal quality ratings. C.M. Life uses the following criteria to determine whether a current or potential problem exists:
(i) borrower bankruptcies, (ii) major tenant bankruptcies, (iii) requests for restructuring, (iv) delinquent tax payments, (v) late payments, (vi) loan-to-value or debt service coverage deficiencies and (vii) overall vacancy levels.

Restructured mortgage loans are loans for which current payment terms have been modified to less than current market rates, at the time of modification and are currently performing in accordance with such modified terms. Loans on which maturities have been extended but on which current payments are being made at or above market interest rates are not classified as restructured loans.

The carrying values of current and potential problem mortgage loans consisted of restructured loans and was $17.3 million and $21.9 million at December 31, 1997 and 1996, respectively. There were no problem mortgage loans in process of foreclosure, in default or in actively managed properties.

The AVR contains a commercial mortgage loan component which totaled $2.2 million at the end of 1997. In addition, at December 31, 1997, C.M. Life maintained a GIR of $3.9 million for properties in the process of foreclosure and for other anticipated losses. See "Investment Reserves."

C.M. Life does not accrue interest income on mortgage loans which are delinquent more than 90 days or when management believes the collection of interest is uncertain. Interest not accrued on mortgage loans was zero million for both the years ended December 31, 1997 and 1996.

The following tables set forth current and potential problem mortgage loans by property type and geographic region as of December 31, 1997:

            Commercial Mortgage Loan Distribution By Property Type

                                             December 31, 1997
                              -------------------------------------------------
                                                   Problem          % of
                                 Total Loan       Total Loan        Loan
                                   Amount           Amount         Amount
                                 ----------       ----------       -------
                                               ($ In millions)
Office                                $22.4            $10.4         14.8 %
Retail                                  5.3              3.4          4.8
Industrial and Other                    5.5              3.5          5.0
Apartments                             19.8                -            -
Hotels and Motels                      17.4                -            -
                                      -----            -----        -----
Total                                 $70.4            $17.3         24.6 %
                                      =====            =====        =====

                Commercial Mortgage Loan Distribution By Region

                                             December 31, 1997
                              -------------------------------------------------
                                                   Problem          % of
                                 Total Loan       Total Loan        Loan
                                   Amount           Amount         Amount
                                 ----------       ----------       -------
                                               ($ In millions)
West                               $ 3.5            $ 3.5            5.0%
Northeast                           18.2             10.4           14.8
Mid-Atlantic                         9.4              3.4            4.8
Southeast                           26.4                -              -
Midwest                              5.9                -              -
Southwest                            7.0                -
                                   -----            -----
 Total                             $70.4            $17.3           24.6%
                                   =====            =====           ====

Write-downs and Investment Reserves
-----------------------------------

When C.M. Life determines that it is probable that the net realizable value of an invested asset is less than its carrying value, appropriate write-downs or investment reserves are established and recorded in accordance with statutory practice.

In the case of bonds, the net realizable value is determined in accordance with principles established by the SVO using criteria such as the net worth and capital structure of the borrower, the value of the collateral, the presence of additional credit support and C.M. Life's evaluation of the borrower's ability to compete in a relevant market.

In the case of real estate and commercial mortgage loans, borrower and property-specific assessments are also made.

In compliance with regulatory requirements, C.M. Life maintains the AVR. The AVR stabilizes policyholders' contingency reserves against non-interest rate related fluctuations in the value of stocks, bonds, mortgage loans and real estate investments. GIR, which are not mandated by regulation, are maintained by C.M. Life in anticipation of future losses on specific mortgage loans and real estate holdings, particularly mortgage loans in the process of foreclosure.

C.M. Life's total investment reserves at December 31, 1997 were $26.6 million, an 18.0% increase from December 31, 1996, consisting of AVR of $22.7 million and mortgage loan GIR of $3.9 million.

The following table presents the change in total investment reserves for the years 1997 and 1996:

                           TOTAL INVESTMENT RESERVES

                                           Bonds, Preferred
                                              Stocks and
                                              Short-term      Mortgage   Common
                                              Investments       Loans     Stock   Total
                                           -----------------  ---------  -------  ------
                                                           (In millions)
BALANCE AT DECEMBER 31, 1995 (1)                $ 6.1          $ 4.5      $ 9.3   $19.9
                                                =====          =====      =====   =====

Reserve contributions (2)                         1.7            0.2        0.2     2.1
Transfers among categories                          -              -          -       -
Net realized capital gains (losses) (3)             -           (1.4)       3.1     1.7
Unrealized capital gains (losses) (4)            (2.2)             -        0.3    (1.9)
                                                -----          -----      -----   -----
 Net change to Policyholders'
  Contingency Reserves (5)                       (0.5)          (1.2)       3.6     1.9
                                                -----          -----      -----   -----
BALANCE AT DECEMBER 31, 1996(1)                   5.6            3.3       12.9    21.8

Reserve contributions (2)                         1.3            2.9       (0.3)    3.9
Transfers among categories                          -              -          -       -
Net realized capital gains (losses) (3)           0.1           (0.1)         -       -
Unrealized capital gains (losses) (4)            (1.8)             -        2.7     0.9
                                                -----          -----      -----   -----
Net change to Investment
 Contingency Reserves (5)                        (0.4)           2.8        2.4     4.8
                                                -----          -----      -----   -----

BALANCE AT DECEMBER 31, 1997(1)                 $ 5.2          $ 6.1      $15.3   $26.6
                                                =====          =====      =====   =====

(1) The balance is comprised of the AVR and GIR, which are recorded separately as liabilities on the statutory statement of financial position as follows:

                                            AVR          GIR          Total
                                           -----         ----         -----
                                                     (In millions)
Balance at December 31, 1995               $15.9         $4.0         $19.9
Balance at December 31, 1996               $18.5         $3.3         $21.8
Balance at December 31, 1997               $22.7         $3.9         $26.6

(2) Amounts represent contributions calculated on a statutory formula plus amounts deemed necessary by C.M. Life. Represents the net impact on Policyholders' Contingency Reserves for investment gains and losses not related to changes in interest rates.
(3) These amounts offset realized capital gains (loss), net of tax, that have been recorded as a component of net income. Amounts include realized capital gains and losses, net of tax, on sales not related to interest fluctuations, such as repayments of mortgage loans at a discount, mortgage loan foreclosures and real estate permanent write-downs.
(4) These amounts offset unrealized capital gains (loss), recorded as a change in Policyholders' Contingency Reserves (Surplus). Amounts include unrealized losses due to market value reductions of securities with a NAIC quality rating of 6 and net changes in the undistributed earnings of subsidiaries.
(5) Amounts represent the reserve contribution (note 2) less amounts already recorded (notes 3 and 4). This net change in reserves is recorded as a charge to Policyholders' Contingency Reserves.

     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     ----------------------------------------------------

     Financial statements, in the form required by Regulation S-X, are set forth below. The Registrant is not required to file supplementary financial data specified by Item 302 of Regulation S-K.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Policyholders of C.M. Life Insurance Company


We have audited the accompanying statutory statements of financial position of C.M. Life Insurance Company as of December 31, 1997 and 1996, and the related statutory statements of income, changes in capital stock and surplus, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The statutory financial statements of C.M. Life Insurance Company for the year ended December 31, 1995 were audited by other auditors whose report, dated February 15, 1996, expressed an adverse opinion on those statements as to fair presentation in conformity with generally accepted accounting principles and expressed an unqualified opinion in conformity with accounting practices prescribed or permitted by the Insurance Department of the State of Connecticut.

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

As described more fully in Note 1, these financial statements were prepared in conformity with statutory accounting practices of the National Association of Insurance Commissioners and the accounting practices prescribed or permitted by the Department of Insurance of the State of Connecticut ("statutory accounting principles"), which practices differ from generally accepted accounting principles. The effects on the financial statements of the variances between the statutory basis of accounting and generally accepted accounting principles, although not reasonably determinable at this time, are presumed to be material.

In our opinion, because of the effects of the matter discussed in the preceding paragraph, the financial statements referred to above do not present fairly, in conformity with generally accepted accounting principles, the financial position of C.M. Life Insurance Company at December 31, 1997 and 1996, or the results of its operations or its cash flows for the years then ended.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C.M. Life Insurance Company at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, on the statutory basis of accounting described in Note 1.



COOPERS & LYBRAND L.L.P.
Springfield, Massachusetts
February 6, 1998

                          C.M. LIFE INSURANCE COMPANY

                  STATUTORY STATEMENTS OF FINANCIAL POSITION

                                                            December 31,

                                                          1997      1996
                                                         ------    ------
                                                          (In Millions)
Assets:

Bonds                                                  $  664.5  $  736.5
Common stocks                                              61.4      55.6
Mortgage loans                                            101.6      33.8
Other investments                                           2.2         -
Policy loans                                              142.5     132.9
Cash and short-term investments                            88.4      63.7
                                                       --------  --------

                                                        1,060.6   1,022.5

Investment and insurance amounts
 receivable                                                30.1      32.9
Federal income tax receivable                                 -       7.1
Transfer due from separate account                         32.0      24.3
                                                       --------  --------

                                                        1,122.7   1,086.8

Separate account assets                                 1,096.5     779.8
                                                       --------  --------

                                                       $2,219.2  $1,866.6
                                                       ========  ========

                 See notes to statutory financial statements.

                          C.M. LIFE INSURANCE COMPANY

                                                       December 31,

                                                  1997             1996
                                                 ------           ------

                                          ($ In Millions Except for Par Value
                                                   and Share Amounts)
Liabilities:

Policyholders' reserves and funds               $  951.0        $  907.5
Policyholders' claims and other benefits             4.5             3.8
Payable to parent                                   13.6             9.6
Federal income taxes payable                         6.1               -
Asset valuation reserve                             22.7            18.5
Investment reserves                                  3.9             3.3
Other liabilities                                    7.7            34.3
                                                --------        --------

                                                 1,009.5           977.0

Separate account reserves and liabilities        1,096.5           779.8
                                                --------        --------

                                                 2,106.0         1,756.8
                                                --------        --------

Capital stock and surplus:

Common stock, $200 par value
 50,000 shares authorized
 12,500 shares issued and outstanding                2.5             2.5
Paid-in and contributed surplus                     43.8            43.8
Surplus                                             66.9            63.5
                                                --------        --------

                                                   113.2           109.8
                                                --------        --------

                                                $2,219.2        $1,866.6
                                                ========        ========

                 See notes to statutory financial statements.

                          C.M. LIFE INSURANCE COMPANY

                        STATUTORY STATEMENTS OF INCOME

                                                  Years Ended December 31,

                                               1997         1996        1995
                                              ------       ------      ------

                                                     (In Millions)
Revenue:

Premium income                               $331.3       $314.4      $ 260.8
Net investment and other income                72.1         76.4         84.4
                                             ------       ------      -------

                                              403.4        390.8        345.2
                                             ------       ------      -------

Benefits and expenses:

Policy benefits and payments                  100.4         99.0         58.9
Addition to policyholders reserves, funds
  and separate accounts                       190.0        210.3        211.4
Operating expenses                             49.5         45.4         32.1
Commissions                                    33.5         25.0         14.1
State taxes, licenses and fees                  3.5          3.2          5.0
                                             ------       ------      -------

                                              376.9        382.9        321.5
                                             ------       ------      -------
Net gain from operations before federal
  income taxes                                 26.5          7.9         23.7

Federal income taxes                           19.0          6.3          9.4
                                             ------       ------      -------
Net gain from operations                        7.5          1.6         14.3

Net realized capital gain (loss)                0.1          0.6         (0.5)
                                             ------       ------      -------

Net income                                   $  7.6       $  2.2      $  13.8
                                             ======       ======      =======

                 See notes to statutory financial statements.

                          C.M. LIFE INSURANCE COMPANY

         STATUTORY STATEMENTS OF CHANGES IN CAPITAL STOCK AND SURPLUS

                                                   Years Ended December 31,

                                                 1997       1996       1995
                                                ------     ------     ------

                                                       (In Millions)
Capital stock and surplus equity,
  beginning of year                              $109.8     $113.2    $103.8

Increases (decreases) due to:
  Net income                                        7.6        2.2      13.8
  Change in asset valuation and investment
    reserves                                       (4.8)      (1.9)     (9.2)
  Change in non-admitted assets and other          (0.2)      (2.7)     (1.2)
  Net unrealized capital gain (loss)                0.8       (1.0)      6.0
                                                 ------     ------    ------

                                                    3.4       (3.4)      9.4
                                                 ------     ------    ------

Capital stock and surplus equity, end of year    $113.2     $109.8    $113.2
                                                 ======     ======    ======

                 See notes to statutory financial statements.

                          C.M. LIFE INSURANCE COMPANY

                       STATUTORY STATEMENTS OF CASH FLOWS


                                                     Years Ended December 31,

                                                       1997      1996      1995
                                                     -------   -------   -------

                                                             (In Millions)
Operating activities:

    Net income                                       $   7.6   $   2.2   $  13.8
    Additions to policyholders reserves and funds
      net of transfers to separate accounts             44.2      41.6      84.2
    Net realized capital gain (loss)                    (0.1)     (0.6)      0.5
    Other changes                                        0.5      (0.8)     (0.6)
                                                     -------   -------   -------

    Net cash provided by operating activities           52.2      42.4      97.9
                                                     -------   -------   -------

Investing activities:
    Loans and purchases of investments                (438.6)   (184.9)   (491.9)
    Sales and maturities of investments and
      receipts from repayment of loans                 411.1     191.1     406.0
                                                     -------   -------   -------

    Net cash provided by (used in) investing
       activities                                      (27.5)      6.2     (85.9)
                                                     -------   -------   -------

Increase in cash and short-term investments             24.7      48.6      12.0

Cash and short-term investments, beginning of
  year                                                  63.7      15.1       3.1
                                                     -------   -------   -------

Cash and short-term investments, end of year         $  88.4   $  63.7   $  15.1
                                                     =======   =======   =======

                 See notes to statutory financial statements.

                    NOTES TO STATUTORY FINANCIAL STATEMENTS

1.   Nature of Operations and Basis of Presentation
     C.M. Life Insurance Company (the Company) is a wholly owned stock life insurance subsidiary of Massachusetts Mutual Life Insurance Company ("MassMutual"). On March 1, 1996, the operations of the Company's former parent, Connecticut Mutual Life Insurance Company, were merged into MassMutual. The Company is primarily engaged in the sale of flexible premium universal life insurance and variable annuity products distributed through career agents. The Company is licensed to sell life insurance and annuities in Puerto Rico, the District of Columbia and all 50 states except New York.

     The accompanying statutory financial statements, except as to form, have been prepared in conformity with the statutory accounting practices of the National Association of Insurance Commissioners ("NAIC") and the accounting practices prescribed or permitted by the Insurance Department of the State of Connecticut.

     The accompanying statutory financial statements are different in some respects from GAAP financial statements. The more significant differences are as follows: (a) acquisition costs, such as commissions and other costs directly related to acquiring new business, are charged to current operations as incurred, whereas GAAP would require these expenses to be capitalized and recognized over the life of the policies; (b) policy reserves are based upon statutory mortality and interest requirements without consideration of withdrawals, whereas GAAP reserves would be based upon reasonably conservative estimates of mortality, morbidity, interest and withdrawals; (c) bonds are generally carried at amortized cost whereas GAAP generally requires they be valued at fair value; (d) deferred income taxes are not provided for book-tax timing differences as would be required by GAAP; and (e) payments received for universal life products and variable annuities are reported as premium revenue, whereas under GAAP, these payments would be recorded as deposits to policyholders' account balances.

     The NAIC is currently engaged in an extensive project to codify statutory accounting principles ("Codification") with a goal of providing a comprehensive guide of statutory accounting principles for use by insurers in all states. This comprehensive guide, which has not been approved by the NAIC or any state insurance department includes seventy-two Statements of Statutory Accounting Principles ("SSAPs") and is expected to be effective no earlier than January 1, 1999. The effect of adopting these SSAPs shall be reported as an adjustment to surplus on the effective date. Management is currently reviewing the impact of Codification. However, since the SSAPs have not been finalized, the ultimate impact cannot be determined at this time.

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

2.   Summary of Significant Accounting Policies
     The following is a description of the Company's principal accounting policies and practices.

     a.   Investments

          Bonds and stocks are valued in accordance with rules established by the National Association of Insurance Commissioners. Generally, bonds are valued at amortized cost, preferred stocks in good standing at cost, and common stocks at fair value.

          Mortgage loans are valued at unpaid principal less unamortized discount.

          Policy loans are carried at the outstanding loan balance less amounts unsecured by the cash surrender value of the policy.

          Short-term investments are stated at amortized cost, which approximates fair value.

          In compliance with regulatory requirements, the Company maintains an Asset Valuation Reserve and an Interest Maintenance Reserve. The Asset Valuation Reserve and other investment reserves stabilize surplus against fluctuations in the value of stocks, as well as declines in the value of bonds and mortgage loans.

          The Interest Maintenance Reserve captures after-tax realized capital gains and losses which result from changes in the overall level of interest rates for all types of fixed income investments, as well as other financial instruments, including financial futures, U. S. Treasury purchase commitments, options and interest rate swaps. This reserve is amortized into income using the grouped method over the remaining life of the investment sold or over the remaining life of the underlying asset. Net realized after tax capital gains of $2.0 million in 1997 and $0.4 million in 1996 and net realized after tax capital losses of $0.9 million in 1995 were transferred to the Interest Maintenance Reserve. Amortization of the Interest Maintenance Reserve into net investment income amounted to $0.1 million in 1997, 1996 and 1995. At December 31, 1997, 1996 and 1995, the Interest Maintenance Reserve consisted of a net loss deferral which was recorded as a reduction of surplus.

          Realized capital gains and losses, less taxes, not includable in the Interest Maintenance Reserve, are recognized in net income. Realized capital gains and losses are determined using the specific identification method. Unrealized capital gains and losses are included in surplus.

     b.   Separate Accounts

          Separate account assets and liabilities represent segregated funds administered and invested by the Company for the benefit of variable annuity contract holders. The assets consist principally of marketable securities reported at fair value. Transfers due from separate account represents the policyholders' account values in excess of statutory benefit reserves. Premiums, benefits and expenses of the separate accounts are reported in the Statutory Statement of Income. Reserves for these life and annuity contracts have been established using assumed interest rates and valuation methods that will provide reserves at least as great as those required by law and contract provisions. The Company receives administrative and investment advisory fees from these accounts.

     c.   Non-admitted Assets

          Assets designated as "non-admitted" (principally prepaid agent commissions, other prepaid expenses and the Interest Maintenance Reserve, when in a net loss deferral position) are excluded from the statutory statement of financial position. These amounted to $5.7 million and $6.6 million as of December 31, 1997 and 1996, respectively and changes therein are charged directly to surplus.

     d.   Policyholders' Reserves and Funds

          Policyholders' reserves for life contracts are developed using accepted actuarial methods computed principally on the net level premium and the Commissioners' Reserve Valuation Method bases using the American Experience and 1980 Commissioners' Standard Ordinary mortality tables with assumed interest rates ranging from 4.0 to 4.5 percent.

          Reserves for individual annuities are based on accepted actuarial methods, principally at interest rates ranging from 5.5 to 9.0 percent. Reserves for policies and contracts considered investment contracts have a carrying value of $115.6 million and $113.7 million at December 31, 1997 and 1996, respectively (fair value of $116.0 million and $113.7 million at December 31, 1997 and 1996, respectively as determined by discounted cash flow projections).

     e.   Premium and Related Expense Recognition

          Life insurance premium revenue is recognized annually on the anniversary date of the policy. Annuity premium is recognized when received. Commissions and other costs related to the issuance of new policies, maintenance and settlement costs are charged to current operations when incurred.

     f.   Cash and Short-term Investments

          For purposes of the Statutory Statement of Cash Flows, the Company considers all highly liquid short-term investments purchased with a maturity of twelve months or less to be cash and short-term investments.

3.   Federal Income Taxes

     Provision for federal income taxes is based upon the Company's best estimate of its tax liability. No deferred tax effect is recognized for temporary differences that may exist between financial reporting and taxable income. Accordingly, the reporting of miscellaneous temporary differences, such as reserves and acquisition costs, resulted in effective tax rates which differ from the statutory tax rate.

     The Internal Revenue Service has completed its examination of the Company's income tax returns through the year 1991 and is currently examining the Company for the years 1992 through 1995. The Company believes any adjustments resulting from such examinations will not materially affect its financial statements.

     The Company plans to file a separate company 1997 federal income tax return.

     Federal tax payments were $6.8 million in 1997, $17.6 million in 1996 and $10.7 million in 1995.

4.   Capital Stock and Surplus

     The Board of Directors of MassMutual has authorized the contribution of funds to the Company sufficient to meet the capital requirements of all states in which the Company is licensed to do business. Substantially all of the statutory capital stock and surplus is subject to dividend restrictions relating to various state regulations which limit the payment of dividends without prior approval. Under these regulations, $10.7 million of capital stock and surplus is available for distribution to the shareholder in 1998 without prior regulatory approval.

5.   Related Party Transactions

     MassMutual and the Company have an agreement whereby MassMutual, for a fee, will furnish the Company, as required, operating facilities, human resources, computer software development and managerial services. Investment and administrative services are provided to the Company pursuant to a management services agreement with MassMutual. Similar arrangements were in place with Connecticut Mutual Life Insurance Company, the Company's former parent, prior to its merger with MassMutual. Fees incurred under the terms of these agreements were $39.7 million, $45.9 million and $34.0 million in 1997, 1996 and 1995, respectively.

     Prior to March 1, 1996, the Company had an underwriting agreement with its affiliates GR Phelps and MML Distributors. Under this agreement, the affiliates paid commissions and received the cash flows from variable annuity contract fees. Effective March 1, 1996, this agreement was cancelled, and the Company began paying all commissions and retained the right to the related future cash flows from contract fees.

     The Company cedes a portion of its life insurance business to MassMutual and other insurers in the normal course of business. The Company's retention limit per individual insured is $4 million; the portion of the risk exceeding the retention limit is reinsured with other insurers. The Company is contingently liable with respect to ceded reinsurance in the event any reinsurer is unable to fulfill its contractual obligations.

     The Company has a modified coinsurance quota-share reinsurance agreement with Mass Mutual whereby the Company cedes 75% of the premiums on certain universal life policies. In return, MassMutual pays the Company a stipulated expense allowance, death and surrender benefits, and a modified coinsurance adjustment. Reserves for payment of future benefits for the ceded policies are retained by the Company.

     The Company also has a stop-loss agreement with MassMutual, with maximum coverage at $25.0 million, under which the Company cedes claims which, in aggregate, exceed $35.6 million in 1997, $28.1 million in 1996, and $24.2 million in 1995. For each of the years, the limit was not exceeded. The Company paid approximately $1.0 million, $0.4 million, and $0.6 million in premiums under the agreement in 1997, 1996 and 1995, respectively.

6.   Investments
     The Company maintains a diversified investment portfolio. Investment policies limit concentration in any asset class, geographic region, industry group, economic characteristic, investment quality or individual investment.

     a.   Bonds

          The carrying value and estimated fair value of investments in bonds as of December 31, 1997 and 1996 are as follows:

                                                                December 31, 1997
                                          -----------------------------------------------------
                                                         Gross         Gross         Estimated
                                           Carrying    Unrealized    Unrealized        Fair
                                             Value       Gains         Losses          Value
                                          ----------   ----------    ----------      ---------
                                                            (In Millions)
          U. S. Treasury securities
            and obligations of U.S.
            government corporations
            and agencies                     $104.3       $ 2.2          $0.2         $106.3
          Debt securities issued by
            foreign governments                 4.6         0.0           0.3            4.3
          Mortgage-backed securities           38.8         1.0           0.2           39.6
          State and local governments          20.0         0.3             -           20.3
          Corporate debt securities           471.8        15.6           1.9          485.5
          Utilities                            25.0         1.1             -           26.1
                                             ------       -----          ----         ------
             Total                           $664.5       $20.2          $2.6         $682.1
                                             ======       =====          ====         ======

                                                               December 31, 1996
                                             -----------------------------------------------------
                                                            Gross         Gross         Estimated
                                              Carrying    Unrealized    Unrealized        Fair
                                                Value       Gains         Losses          Value
                                             ----------   ----------    ----------      ---------
                                                                (In Millions)
          U. S. Treasury securities
            and obligations of U.S.
            government corporations
            and Agencies                        $138.8        $ 2.2          $1.0         $140.0
          Debt securities issued by
            foreign governments                    3.9          0.1             -            4.0
          Mortgage-backed securities              37.4          0.7           0.7           37.4
          State and local governments             10.3          0.2           0.1           10.4
          Corporate debt securities              509.2         11.6           3.7          517.1
          Utilities                               36.9          1.2           0.2           37.9
                                                ------        -----          ----         ------
             Total                              $736.5        $16.0          $5.7         $746.8
                                                ======        =====          ====         ======

          The carrying value and estimated fair value of bonds at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                                                           Estimated
                                                             Carrying         Fair
                                                               Value         Value
                                                             ---------     ---------
                                                                  (In Millions)
           Due in one year or less                              $ 34.3        $ 34.3
           Due after one year through five years                 227.7         232.0
           Due after five years through ten years                209.7         217.4
           Due after ten years                                    80.3          83.4
                                                                ------        ------
                                                                 552.0         567.1
           Mortgage-backed securities, including
             securities guaranteed by the U.S. Government        112.5         115.0
                                                                ------        ------

           Total                                                $664.5        $682.1
                                                                ======        ======

          Proceeds from sales of investments in bonds were $388.8 million during 1997, $162.9 million during 1996, and $380.6 million during 1995. Gross capital gains of $3.8 million in 1997, $1.6 million in 1996, and $3.6 million in 1995 and gross capital losses of $0.5 million in 1997, $0.9 million in 1996, and $4.7 million in 1995 were realized on those sales, portions of which were included in the Interest Maintenance Reserve. Estimated fair value of non-publicly traded bonds is determined by the Company using a pricing matrix.

     b.   Stocks

          Common stocks had a cost of $50.2 million in 1997 and $47.2 million in 1996.

     c.   Mortgages

          The fair value of mortgage loans, as determined from a pricing matrix for performing loans and the estimated underlying real estate value for non-performing loans, approximated carrying value.

          The Company had restructured loans with book values of $17.3 million and $21.9 million at December 31, 1997 and 1996, respectively. The loans typically have been modified to defer a portion of the contracted interest payments to future periods. Interest deferred to future periods totaled $0.2 million in 1997, 1996 and 1995.

     d.   Other

          The carrying value of investments which were non-income producing for the preceding twelve months was $0.4 million and $2.8 million at December 31, 1997 and 1996, respectively.

          It is not practicable to determine the fair value of policy loans as they do not have a stated maturity.

7.   Portfolio Risk Management

     The Company manages its investment risks primarily to reduce interest rate and duration imbalances determined in asset/liability analyses. The fair values of these instruments, which are not recorded in the financial statements, are based upon market prices or prices obtained from brokers. The Company does not hold or issue these financial instruments for trading purposes.

     The notional amounts described do not represent amounts exchanged by the parties and, thus, are not a measure of the exposure of the Company. The amounts exchanged are calculated on the basis of the notional amounts and the other terms of the instruments, which relate to interest rates, exchange rates, security prices or financial or other indexes.

     The Company utilizes interest rate swap agreements and options to reduce interest rate exposures arising from mismatches between assets and liabilities and to modify portfolio profiles to manage other risks identified. Under interest rate swaps, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest rates calculated by reference to an agreed-upon notional principal amount. Net amounts receivable and payable are accrued as adjustments to interest income and included in investment and insurance amounts receivable on the Statutory Statement of Financial Position. Gains and losses realized on the termination of contracts are amortized through the Interest Maintenance Reserve over the remaining life of the associated contract. At December 31, 1997 and 1996, the Company had swaps outstanding with notional amounts of $46.5 million and $13.0 million, respectively. The fair value of these instruments was $0.2 million at December 31, 1997 and $0.1 million at December 31, 1996.

     Options grant the purchaser the right to buy or sell a security or enter into a derivative transaction at a stated price within a stated period.
     The Company's option contracts have terms of up to five years. The amounts paid for options purchased are included in other investments on the Statutory Statement of Financial Position. Gains and losses on these contracts are recorded at the expiration or termination date and are amortized through the Interest Maintenance Reserve over the remaining life of the option contract. At December 31, 1997 and 1996, the Company had option contracts with notional amounts of $111.3 million and $34.7 million, respectively. The Company's credit risk exposure was limited to the unamortized costs of $2.2 million and $0.1 million which had fair values of $2.3 million and $0.1 million at December 31, 1997 and 1996, respectively.

     The Company utilizes asset swap agreements to reduce exposures, such as currency risk and prepayment risk, built into certain assets acquired. Cross-currency interest rate swaps allow investment in foreign currencies, increasing access to additional investment opportunities, while limiting foreign exchange risk. The net cash flows from asset and currency swaps are recognized as adjustments to the underlying assets' interest income. Gains and losses realized on the termination of these contracts adjusts the bases of the underlying asset. Notional amounts relating to asset and currency swaps totaled $1.0 million at December 31, 1997 and 1996. The fair values of these instruments were an unrealized gain of $0.1 million and an unrealized loss of $0.1 million at December 31, 1997 and 1996, respectively.

     The Company enters into forward U.S. Treasury commitments for the purpose of managing interest rate exposure. The Company generally does not take delivery on forward commitments. These commitments are instead settled with offsetting transactions. Gains and losses on forward commitments are recorded when the commitment is closed and amortized through the Interest Maintenance Reserve over the remaining life of the asset. At December 31, 1997 and 1996, the Company had U. S. Treasury purchase commitments which will settle during the following year with contractual amounts of $3.0 million and $2.0 million, respectively.

     The Company is exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. This exposure is limited to contracts with a positive fair value. The amounts at risk in a net gain position were $2.6 million and $0.1 million at December 31, 1997 and 1996, respectively. The Company monitors exposure to ensure counterparties are credit worthy and concentration of exposure is minimized. Additionally, contingent collateral positions have been obtained with counterparties when considered prudent.

8.   Liquidity
     The withdrawal characteristics of the policyholder's reserves and funds, including separate accounts, and the invested assets which support them at December 31, 1997 are illustrated below:

                                                                  (In Millions)
     Total policyholders' reserves and funds and,
       separate account liabilities                      $2,047.5
     Not subject to discretionary withdrawal                 (1.4)
     Policy loans                                          (142.5)
                                                         --------
     Subject to discretionary withdrawal                               $1,903.6
                                                                       ========

     Total invested assets, including separate
       investment accounts                               $2,157.1
     Policy loans and other invested assets                (295.3)
                                                         --------
     Marketable investments                                            $1,861.8
                                                                       ========

9.   Business Risks and Contingencies
     The Company is subject to insurance guaranty fund laws in the states in which it does business. These laws assess insurance companies amounts to be used to pay benefits to policyholders and claimants of insolvent insurance companies. Many states allow these assessments to be credited against future premium taxes. The Company believes such assessments in excess of amounts accrued will not materially affect its financial position, results of operations or liquidity. The Company elected not to admit $1.3 million and $1.6 million of guaranty fund premium tax offset receivable relating to prior assessments in 1997 and 1996, respectively.

     The Company is involved in litigation arising in and out of the normal course of its business. Management intends to defend these actions vigorously. While the outcome of litigation cannot be foreseen with certainty, it is the opinion of management, after consultation with legal counsel, that the ultimate resolution of these matters will not materially affect its financial position, results of operations or liquidity.

10.  Reclassifications
     Certain 1996 and 1995 amounts have been reclassified to conform with the current year presentation.

11.  Affiliated Companies
     The relationship of the Company, its parent and affiliated companies as of December 31, 1997 is illustrated below. Subsidiaries are wholly-owned by the parent, except as noted.

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

     Subsidiaries of MassMutual Holding Company
     ------------------------------------------
     GR Phelps, Inc.
     MassMutual Holding Trust I
     MassMutual Holding Trust II
     MassMutual Holding MSC, Inc.
     MassMutual International, Inc.
     MassMutual Reinsurance Bermuda (Sold in December 1996)
     MML Investor Services, Inc.
     State House One (Liquidated in December 1996)

     Subsidiaries of MassMutual Holding Trust I
     ------------------------------------------
     Antares Leveraged Capital Corporation - 98.5%
     Charter Oak Capital Management, Inc. - 80.0%
     Cornerstone Real Estate Advisors, Inc.
     DLB Acquisition Corporation - 84.8%
     Oppenheimer Acquisition Corporation - 88.55%

     Subsidiaries of MassMutual Holding Trust II
     -------------------------------------------
     CM Advantage, Inc. - (Liquidated in December 1997)
     CM International, Inc.
     CM Property Management, Inc. - (Liquidated in December 1997)
     High Yield Management, Inc.
     MMHC Investments, Inc.
     MML Realty Management
     Urban Properties, Inc.
     Westheimer 335 Suites, Inc.

     Subsidiaries of MassMutual International
     ----------------------------------------
     MassLife Seguros de Vida (Argentina) S. A.
     MassMutual International (Bermuda) Ltd.
     Mass Seguros de Vida (Chile) S. A.
     MassMutual International (Luxembourg) S. A.

     MassMutual Holding MSC, Incorporated
     -------------------------------------
     MassMutual/Carlson CBO N. V. - 100%
     MassMutual Corporate Value Limited - 46%
     9048 - 5434 Quebec, Inc.

     Affiliates of Massachusetts Mutual Life Insurance Company
     ---------------------------------------------------------
     MML Series Investment Fund
     MassMutual Institutional Funds
     Oppenheimer Value Stock Fund

                       REPORT OF INDEPENDENT ACCOUNTANT



To the Board of Directors and Policyholders of C.M. Life Insurance Company

We have audited the 1997 and 1996 statutory financial statements and the related financial statement schedules of C.M. Life Insurance Company listed in Item 14(a) 1 and 2 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles, used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1 to the financial statements, the Company prepared these financial statements using statutory accounting practices of the National Association of Insurance Commissioners and the accounting practices prescribed or permitted by the Department of Insurance of the State of Connecticut ("statutory accounting principles"), which practices differ from generally accepted accounting principles. The effects on the financial statements of the variances between the statutory basis of accounting and generally accepted accounting principles, although not reasonably determinable at this time, are presumed to be material.

In our opinion, because of the effects of the matter discussed in the preceding paragraph, the financial statements referred to above do not present fairly, in conformity with generally accepted accounting principles, the financial position of C.M. Life Insurance Company at December 31, 1997, or the results of its operations or its cash flows for the year then ended.

In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the financial position of C.M. Life Insurance Company at December 31, 1997, and the results of its operations and its cash flows for the year then ended, on the statutory basis of accounting described in Note 1. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



COOPERS & LYBRAND L.L.P.



Springfield, Massachusetts
February 6, 1998

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
C.M. Life Insurance Company


We have audited the accompanying statutory statements of income, changes in capital stock and surplus and cash flows of C.M. Life Insurance Company (a Connecticut corporation and a wholly owned subsidiary of Connecticut Mutual Life Insurance Company) for the year ended December 31, 1995. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financials statements and schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our originally issued report dated February 15, 1996, we expressed an opinion that the 1995 financial statements, prepared using accounting practices prescribed or permitted by the Insurance Department of the State of Connecticut, presented fairly, in all material respects, the financial position of C.M. Life Insurance Company as of December 31, 1995, and the results of its operations and its cash flows for the year ended December 31, 1995 in conformity with generally
accepted accounting principles.   Pursuant to the provisions of Statement of
Financial Accounting Standards No. 120 (SFAS No. 120), Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Enterprises for Certain Long-Duration Contracts, financial statements of mutual life insurance enterprises for periods ending on or before December 15, 1996, prepared using accounting practices prescribed or permitted by insurance regulators (statutory financial statements) are no longer considered presentations in conformity with generally accepted accounting principles when presented for comparative purposes with the enterprise's financial statements for periods subsequent to the effective date of SFAS No. 120. Accordingly our present opinion, on the presentation of the 1995 financial statements in accordance with generally accepted accounting principles, as present herein, is different from that expressed in our previous report.

In our opinion, because of the effects of the matter discussed in the preceding paragraph, the financial statements referred to above do not present fairly, in conformity with generally accepted accounting principles, the results of operations and cash flows of C.M. Life Insurance Company for the year ended December 31, 1995.

In our opinion, the financial statements referred to above do present fairly, in all material respects, the results of operations and cash flows of C.M. Life Insurance Company for the year ended December 31, 1995 in conformity with accounting practices prescribed or permitted by the Insurance Department of the State of Connecticut.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedules III and IV are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, fairly state in all material respects the financial data required to be set forth therein for the year ended December 31, 1995 in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP

Hartford, Connecticut
February 15, 1996

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

No items on Form 8-K as required by Item 304 of Regulation S-K were filed during 1997.



                                   PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

                                   Position with
                                   C.M. Life; Year               Other Positions During
Name (Age at 12/31/97)             Commenced                     the Past Five Years
----------------------             ---------------               -------------------
Lawrence V. Burkett, Jr. (52)      Director, President and       Executive Vice President and
                                   Chief Executive Officer,      General Counsel, since 1993,
                                   since 1996                    Senior Vice President and Deputy
                                                                 General Counsel, MassMutual 1992-1993.

John B. Davies (48)                Director, since 1996          Executive Vice President, since 1994,
                                                                 Associate Executive Vice
                                                                 President, 1994-1994,
                                                                 General Agent, 1982-1993,
                                                                 MassMutual.

Stuart H. Reese (42)               Director and Senior Vice      Chief Executive Director-Investment
                                   President - Investments,      Management, since 1997, Senior Vice
                                   since 1996                    President, 1993-1997, MassMutual;
                                                                 Investment Manager, 1979-1993, Aetna
                                                                 Life and Casualty and Affiliates.

Paul D. Adornato (59)              Senior Vice President -       Senior Vice President, since 1986,
                                   Operations, since 1996        MassMutual.

Anne Melissa Dowling (39)          Senior Vice President -       Senior Vice President, since 1996,
                                   Large Corporate Marketing     MassMutual; Chief Investment
                                   since 1996                    Officer, 1994-1996, Connecticut
                                                                 Mutual Life Insurance Company; Senior Vice
                                                                 President - International, 1987-1993,
                                                                 Travelers Insurance Co.

Maureen R. Ford (42)               Senior Vice President -       Senior Vice President, since 1996,
                                   Annuity Marketing,            MassMutual; Marketing Officer,
                                   since 1996                    1989-1996, Connecticut Mutual Life
                                                                 Insurance Company.

Isadore Jermyn (47)                Senior Vice President         Senior Vice President and Chief
                                   and Actuary, since 1996       Actuary since 1997, Senior Vice
                                                                 President and Actuary, 1995-1997,
                                                                 Vice President and Actuary, 1987-
                                                                 1995, MassMutual.

Edward M. Kline (54)               Treasurer, since 1997         Vice President, since 1989, Treasurer,
                                                                 Since 1997, MassMutual.

-----------------------------------------------------------------------

Ann F. Lomeli (41)                 Secretary, since 1988         Vice President, Secretary and
                                                                 Associate General Counsel, since
                                                                 1998, Vice President, Associate
                                                                 Secretary and Associate General
                                                                 Counsel, 1996-1998, MassMutual;
                                                                 Corporate Secretary and Counsel,
                                                                 1988-1996, Connecticut Mutual
                                                                 Life Insurance Company.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

All of the executive officers of C.M. Life also serve as officers of MassMutual and receive no compensation directly from C.M. Life. Allocations have been made as to such officer's time devoted to duties as executive officers of C.M. Life. No officer or Director of C.M. Life received allocated compensation in excess of $100,000.

No shares of C.M. Life are owned by any executive officer or director. C.M. Life is a wholly-owned subsidiary of MassMutual.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

This item is not applicable since the Registrant is wholly owned by MassMutual.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

Reinsurance and other related party transactions
------------------------------------------------

As discussed in Item 1 and in the Notes to the Audited Financial Statements, C.M. Life had reinsurance and related party transactions. C.M. Life cedes a portion of its life insurance business to MassMutual and other insurers under various reinsurance agreements. In addition, C.M. Life has an agreement with its parent, MassMutual, whereby MassMutual, for a fee, provides various management services to C.M. Life.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a)  1. Financial Statements (set forth in Item 8.):

          - Statutory Statements of Financial Position as of December 31, 1997 and 1996.
          - Statutory Statements of Income for each of the years ended December 31, 1997, 1996 and 1995.
          -    Statutory Statements of Changes in Capital Stock and Surplus for
               each of the years ended December 31, 1997, 1996 and 1995.
          -    Statutory Statements of Cash Flows for each of the years ended
               December 31, 1997, 1996 and 1995.
          -    Notes to Statutory Financial Statements.
          -    Report of Independent Public Accountants.

     2. Financial Statement Schedules (set forth below):

          - Schedule I   -    Summary of Investments - Other than Investments in
                              Related Parties as of December 31, 1997.
          - Schedule III -    Supplementary Insurance Information as of December
                              31, 1997.
          - Schedule IV  -    Reinsurance for the years ended December 31, 1997,
                              1996 and 1995

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

               4(d)           Form of Application for the Individual Panorama Plus
                              Annuity.**

               4(e)           Form of Application for the Group Panorama Plus Annuity.**

               4(f)           Form of Application Supplement for Panorama Plus Tax
                              Sheltered Annuity.**

               4(g)           Form of Certificate Application Supplement for Panorama Plus
                              Tax Sheltered Annuity.**

               5              Opinion Regarding Legality (filed as Exhibit 5 to Pre-
                              Effective Amendment No. 1 to Registration Statement filed
                              April 13, 1992 on Form S-1 (Reg. No. 33-45123))

               10             Agreement to Purchase Shares by and between C.M. Life
                              Insurance Company and Connecticut Mutual Financial Services
                              Series Fund I, Inc.**

               16             Change of independent accountant - Incorporate by reference
                              Form 8-K filed October 4, 1996.

               23             Financial Statement Schedules***

               24(a)          Power of Attorney***

               24(b)          Consent of Counsel (filed as Exhibit 24(b) to Pre-Effective
                              Amendment No. 1 to Registration Statement filed April 13,
                              1992 on Form S-1 (Reg. No. 33-45123)).

               27             Financial Data Schedule***

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

     ***  Filed herewith

(b)  No additional financial statements are required to be filed.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        C.M. LIFE INSURANCE COMPANY
                                            (Registrant)


                                         By: /s/ Lawrence V. Burkett, Jr.
                                             ----------------------------
                                        Lawrence V. Burkett, Jr.*
                                        Director, President and Chief Executive
                                         Officer (Principal Executive Officer)

                                         Date: March 25, 1998
                                               ----------------
/s/ Richard M. Howe
-----------------
*Richard M. Howe
  On March 25, 1998 as Attorney in Fact,
  pursuant to Power of Attorney, filed
  herewith.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     Signatures                                         Title                                  Date
                     ----------                                         -----                                  ----
/s/ Lawrence V. Burkett, Jr.*                             Director and President and Chief           March 25, 1998
----------------------------------------------------                                                --------------------------
Lawrence V. Burkett, Jr.                                  Executive Officer
                                                          (Principal Executive Officer

/s/ Edward M. Kline*                                      Treasurer                                  March 25, 1998
----------------------------------------------------                                                --------------------------
Edward M. Kline                                           (Principal Financial Officer)

/s/ John Miller, Jr*                                      Second Vice President and                  March 25, 1998
----------------------------------------------------                                                --------------------------
John Miller, Jr.                                          Comptroller
                                                          (Chief Accounting Officer)

/s/ John B. Davies*                                       Director                                   March 25, 1998
----------------------------------------------------                                                --------------------------
John B. Davies

/s/ Stuart H. Reese*                                      Director                                   March 25, 1998
----------------------------------------------------                                                --------------------------
Stuart H. Reese

/s/ Richard M. Howe                                         On March 25, 1998, As Attorney-in-fact,
-------------------
*Richard M. Howe                                            pursuant to Powers of Attorney, filed herewith