Form 10-Q
period 1998-03-31
C M LIFE INSURANCE CO
filed 1998-05-13
CIK 883232

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             (Mark One)
              [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1998

                                       OR
              [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from                  to

              Commission file number:   33-85988

                           C.M. LIFE INSURANCE COMPANY
                           ---------------------------
             (Exact name of registrant as specified in its charter)

        Connecticut                                            06-1041383
        -----------                                            ----------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

         APPLICABLE ONLY TO ISSURERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes   No
                         ---  ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS
Registrant has 12,500 shares of common stock outstanding on March 31, 1998, all of which are owned by Massachusetts Mutual Life Insurance Company.

The Registrant meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10Q and is therefore filing this form with the reduced disclosure format.

                           C.M. LIFE INSURANCE COMPANY

                                   INDEX

Part I   Financial Information
         ---------------------

         Item 1: Financial Statements

                   Statutory Statements of Financial Position --
                     March 31, 1998 and December 31, 1997                             3

                   Statutory Statements of Income-
                     Three Months Ended March 31, 1998 and 1997                       4

                   Statutory Statements of  Capital Stock and Surplus-
                     Three Months Ended March 31, 1998 and 1997                       5

                   Statutory Statements of Cash Flows-
                     Three Months Ended March 31, 1998 and 1997                       6

                   Condensed Notes to Statutory Financial Statements                  7

         Item 2: Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                              9

         Item 3: Quantitative and Qualitative Disclosure About
                     Market Risk                                         Not Applicable

Part II  Other Information

         Item 1: Legal proceedings                                                 None

         Item 2: Changes in Securities                                   Not Applicable

         Item 3: Defaults upon senior securities                         Not Applicable

         Item 4: Submission of matters to a vote of security holders     Not Applicable

         Item 5: Other information                                                 None

         Item 6: Exhibits and Reports on Form 8-K                                  None

                                     PART I
                                     Item 1

                           C.M. LIFE INSURANCE COMPANY
                   STATUTORY STATEMENTS OF FINANCIAL POSITION
                                   (Unaudited)

                                                              March 31,          December 31,
                                                                   1998                  1997
                                                              ---------          ------------
                                                                ($ In Millions Expect for
                                                                          Par Value)
Assets:
Bonds                                                          $  694.7             $   664.5
Common stocks                                                      68.9                  61.4
Mortgage loans                                                    101.7                 101.6
Other investments                                                  10.1                   2.2
Policy loans                                                      144.2                 142.5
Cash and short-term investments                                    52.4                  88.4
                                                               --------              --------
         Total invested assets                                  1,072.0               1,060.6

Investment income and insurance amounts receivable                 31.3                  30.1
Transfers from separate account                                    33.4                  32.0
                                                               --------              --------
                                                                1,136.7               1,122.7
Separate account assets                                         1,214.1               1,096.5
                                                               --------              --------
                                                              $ 2,350.8             $ 2,219.2
                                                              =========             =========

Liabilities

Policyholders' reserves and funds                             $   953.6             $   951.0
Policy claims and other benefits                                    5.4                   4.5
Payable to parent                                                  12.4                  13.6
Federal income tax payable                                          5.8                   6.1
Asset valuation reserve                                            25.5                  22.7
Investment reserves                                                 3.4                   3.9
Other liabilities                                                   8.7                   7.7
                                                               --------              --------
                                                                1,014.8               1,009.5
Separate account reserves and liabilities                       1,214.1               1,096.5
                                                               --------              --------
                                                                2,228.9               2,106.0
                                                               --------              --------
Capital stock and surplus:

Common stock, $200 par value
         50,000 shares authorized
         12,500 shares issued and outstanding                       2.5                   2.5
Paid-in capital and contributed surplus                            43.8                  43.8
Surplus                                                            75.6                  66.9
                                                               --------              --------
                                                                  121.9                 113.2
                                                               --------              --------
                                                               $2,350.8              $2,219.2
                                                               ========              ========

The accompanying notes are an integral part of these condensed financial statements.

                                     PART I
                               Item 1 (continued)

                           C.M. LIFE INSURANCE COMPANY
                         STATUTORY STATEMENTS OF INCOME
                                   (Unaudited)

                                                      Three Months Ended March 31,
                                                            1998        1997
                                                            ----        ----
                                                             (In Millions)
Revenue:
Premium income                                          $   85.9      $  78.1
Net investment income                                       18.5         17.6
Other income (charges)                                      (2.6)        (0.8)
                                                          ------        -----
                                                           101.8         94.9
                                                          ------        -----
Benefits and expenses:
Policy benefits and payments                                33.0         27.0
Addition to policyholders' reserves, funds
   and separate account                                     30.9         39.3
Operating expenses                                          13.4         11.7
Commissions                                                 10.3          7.5
State taxes, licenses and fees                               2.3          1.2
                                                          ------        -----
                                                            89.9         86.7
                                                          ------        -----
Net gain from operations before federal
   income taxes                                             11.9          8.2

Federal income taxes                                         5.5          3.9
                                                          ------        -----
Net gain from operations                                     6.4          4.3

Net realized capital gain (loss)                              --           --
                                                          ------        -----

Net income                                              $    6.4      $   4.3
                                                          ======        =====

The accompanying notes are an integral part of these condensed financial statements.

                                     PART I
                               Item 1 (continued)

                           C.M. LIFE INSURANCE COMPANY
                STATUTORY STATEMENTS OF CAPITAL STOCK AND SURPLUS
                                   (Unaudited)

                                                    Three Months Ended March 31,

                                                         1998       1997
                                                         ----       ----
                                                          (In Millions)
Capital stock and surplus, beginning of the period   $  113.2    $  109.7
Increases (decreases) due to:
Net income                                                6.4         4.3
Change in asset valuation and investment reserves        (2.3)       (0.6)
Changes in non-admitted assets and other                  0.9        (0.7)
Change in unrealized capital gain (loss)                  3.7        (0.5)
                                                      -------     -------
                                                          8.7         2.5
                                                      -------     -------
Capital stock and surplus, end of the period         $  121.9    $  112.2
                                                     ========    ========

The accompanying notes are an integral part of these condensed financial statements.

                                     PART I
                               Item I (continued)

                           C.M. LIFE INSURANCE COMPANY
                        STATUTORY STATEMENTS OF CASHFLOWS
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                           1998            1997
                                                           ----            ----
                                                              (In Millions)
Operating activities:

Net income                                             $    6.4         $   4.3
Additions to policyholders' reserves and funds
    net of transfers to separate accounts                   3.5             3.1
Other changes                                              (3.9)           18.3
                                                       --------         -------
Net cash provided by operating activities                   6.0            25.7
                                                       --------         -------

Investing activities:

Loans and purchases of investments                       (224.7)          (81.9)
Sales and maturities of investments and
    receipts from repayments of loans                     182.7            34.2
                                                       --------         -------

Net cash used in investing activities                     (42.0)          (47.7)
                                                       --------         -------

Decrease in cash and short-term investments               (36.0)          (22.0)

Cash and short-term investments, beginning of year         88.4            63.7
                                                       --------         -------

Cash and short-term investments, end of period         $   52.4         $  41.7
                                                       ========         =======

The accompanying notes are an integral part of these condensed financial statements.

                                     PART I
                               Item 1 (Continued)

                           C.M. Life Insurance Company
                Condensed Notes to Statutory Financial Statements
                                 March 31, 1998
                                   (Unaudited)

1.  General
-----------

C.M. Life Insurance Company ("C.M. Life" or "The Company"), 140 Garden Street, Hartford, Connecticut, 06154, is a stock life insurance company. It was chartered by a Special Act of the Connecticut General Assembly on April 25, 1980. It is principally engaged in the sale of life insurance and annuities, primarily flexible premium universal life insurance and variable annuity products, and is licensed to sell life insurance and annuities in Puerto Rico, the District of Columbia and all 50 states except New York. C.M. Life is a wholly owned stock life insurance subsidiary of Massachusetts Mutual Life Insurance Company ("MassMutual").

With regard to profitability, management believes that net gain from operations, rather than net income, is the most relevant statutory measure of operating results for C.M. Life. Net gain from operations represents the excess of income derived from C.M. Life's lines of business over the costs of operating those lines (after deducting taxes). Net income is net gain from operations adjusted by any realized capital gains or losses (net of taxes). Management's investment philosophy and practice do not emphasize capital gains as a recurring source of income or capital and the Company does not manage its investment portfolio to realize gains for non-economic purposes.

The accompanying statutory financial statements, except as to form, have been prepared in conformity with the statutory accounting practices of the National Association of Insurance Commissioners ("NAIC") and the accounting practices prescribed or permitted by the Insurance Department of the State of Connecticut ("the Department").

The accompanying statutory financial statements are different in some respects from GAAP financial statements. The more significant differences are as follows:
(a) acquisition costs, such as commissions and other costs directly related to acquiring new business, are charged to current operations as incurred, whereas GAAP would require these expenses to be capitalized and recognized over the life of the policies; (b) policy reserves are based upon statutory mortality and interest requirements without consideration of withdrawals, whereas GAAP reserves would be based upon reasonably conservative estimates of mortality, morbidity and interest; (c) bonds are generally carried at amortized cost whereas GAAP generally requires they be valued at fair value; (d) deferred income taxes are not provided for book-tax timing differences as would be required by GAAP; and (e) payments received for universal life products and variable annuities are reported as premium revenue, whereas under GAAP, these payments would be recorded as deposits to policyholders' account balances.

In the Company's opinion these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its statutory financial position in accordance with statutory accounting principles, as of March 31, 1998 and December 31, 1997, the results of its operations, changes in capital stock and surplus and its cash flows for the three months ended March 31, 1998 and 1997.

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. These financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to C.M. Life's audited statutory financial statements for the year ended December 31, 1997. Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in C.M. Life's December 31, 1997 audited statutory financial statements, have been omitted from these interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with statutory accounting principles have been condensed or omitted pursuant to instructions, rules and regulations. Although C.M. Life believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited interim financial statements be read in conjunction with the audited statutory financial statements and notes thereto, included in C.M. Life's annual report on Form 10-K, for the year ended December 31, 1997.

2.  Related Party - Reinsurance
-------------------------------

C.M. Life cedes a portion of its life insurance business to MassMutual and other insurers in the normal course of business. C.M. Life's retention limit per individual insured is $12.0 million; the portion of the risk exceeding the retention limit is reinsured with other insurers. C.M. Life remains liable to the policyholder for the payment of benefits if the reinsurer cannot meet its obligations under the reinsurance agreement.

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

C.M. Life also has a stop-loss agreement with MassMutual which provides for ceding of claims, up to MassMutual's maximum liability of $25.0 million, that in the aggregate, exceed the attachment point of 120% of annual expected claims, where annual expected claims represents .18% of covered volume. C.M. Life paid approximately $0.3 million and $0.2 million in premiums under the agreement for the three months ended March 31, 1998 and 1997, respectively.

3.  Other Transactions with MassMutual
--------------------------------------

MassMutual and C.M. Life have an agreement whereby MassMutual for a fee will furnish C.M. Life, as required, operating facilities, human resources, computer software development and managerial services. Investment and administrative services are provided to C.M. Life pursuant to a management services agreement with MassMutual. Fees incurred under the terms of the agreement were $13.3 million and $10.2 million for the three months ended March 31, 1998 and 1997, respectively.

4.  New Accounting Pronouncements
---------------------------------

The NAIC is currently engaged in an extensive project to codify statutory accounting ("Codification") principles with a goal of providing a comprehensive guide of statutory accounting principles for use by insurers in all states. This comprehensive guide, which has been approved by the NAIC, but must be adopted by the Department before the Company must comply with its provisions, includes seventy two Statements of Statutory Accounting Principles ("SSAPs"). At this time, it is uncertain when or if the Department will adopt Codification, however, if adopted the effective date is expected to be no earlier than January 1, 1999. Management is currently reviewing the impact of Codification.

                                     PART I
                                     Item 2
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Results of Operations
---------------------
For the Three Months Ended March 31, 1998
-----------------------------------------
     Compared to the Three Months Ended March 31, 1997
     -------------------------------------------------

For the three months ended March 31, 1998, C.M. Life had a net gain from operations of $6.4 million, as compared with a net gain of $4.3 million for the three months ended March 31, 1997. The increase of $2.1 million or 48.8%, was primarily attributable to reduced death claims and increased fees received from the separate accounts partially offset by increased commissions, increased expenses associated with management services charged by MassMutual and increased federal income taxes attributable to taxable income in excess of book income.

Premium income, net of reinsurance ceded, increased $7.8 million or 10.0%, to $85.9 million in 1998 from $78.1 million in 1997. The 10.0% growth in premiums, net of reinsurance, is attributable to increased sales of Universal and other life products of 42.3% from the same period of the prior year partially offset by a 3.2% decrease in variable annuity products from the same period of the prior year. The result reflects a change in C.M. Life's business mix in which Universal and other life products comprised 37.6% of total premium income during 1998 compared to 29.1% in 1997, while annuity products were 62.4% in 1998 compared to 70.9% in 1997.

The following table sets forth premium, sales, and other information for C.M. Life's products.

                                              Three Months Ended March 31,
                                                     1998              1997
                                                     ----              ----
                                                         (In Millions)
Premium Income:
        Universal and other life:
                  Gross premiums                $    46.1         $    35.0
                  Ceded premiums                    (13.8)            (12.3)
                                               ----------        ----------
                  Net premiums                       32.3              22.7
        Annuities                                    53.6              55.4
                                               ----------        ----------
Total premium income                           $     85.9         $    78.1
                                               ==========         =========




Net investment income increased $0.9 million or 5.1%, to $18.5 million in 1998 from $17.6 million in 1997 as result of a 1.2% increase in general account invested assets and an increase in the average gross yield for the portfolio to 7.3% in 1998 from 7.0% in 1997.

The components of net investment income are set forth below.

                                                  Three Months Ended March 31,
                                                        1998              1997
                                                        ----              ----
                                                             (In Millions)
Gross investment income:
     Bonds and preferred stock                      $   11.8          $   13.6
     Common stock                                        1.1               0.2
     Mortgage loans                                      2.2               0.7
     Policy loans                                        2.8               2.6
     Cash and short-term investments                     1.2               0.8
                                                   ---------         ---------
Total gross investment income                           19.1              17.9
Less:  Investment expenses                               0.6               0.3
                                                   ---------         ---------
Net investment income                               $   18.5          $   17.6
                                                    ========          ========

The decrease in gross investment income from bonds and the increase in mortgage loans reflects a shift in the average investments in these assets. The increase in gross investment income on common stock reflects enhanced yields on investments in affiliated mutual funds.

The following table sets forth C.M. Life's invested assets in the general investment account and annualized gross investment yield:

                                                           Three Months Ended March 31,
                                                     1998                                 1997
                                                     ----                                 ----
                                                                   (In Millions)
                                       Carrying        % of   Annualized     Carrying       % of   Annualized
                                          Value       Total     Yield           Value      Total     Yield
                                          -----       -----     -----           -----      -----     -----
Bonds and preferred stock              $  694.7       64.8%        7.1%      $  768.4      73.4%        7.4%
Common stocks                              68.9        6.4         6.6           55.0       5.3         1.3
Mortgage loans                            101.7        9.5         9.0           45.1       4.3         7.1
Policy loans                              144.2       13.5         8.0          137.1      13.1         8.0
Other                                      10.1        0.9         2.1            -         -           -
Cash and short-term investments            52.4        4.9         6.5           41.7       3.9         6.0
                                     ----------    -------     -------     ----------   -------     -------
Total investments                      $1,072.0      100.0%        7.3%      $1,047.3     100.0%        7.0%
                                       ========      =====     =======       ========     =====     =======

The annualized yield on total investments before indirect expenses was 7.3% and 7.0% for the period ended March 31, 1998 and 1997, respectively. If investment expenses were deducted, net annualized yields would be 7.1% and 6.9%, respectively. The annualized yield on each investment category, before federal income taxes, is calculated as: (a) gross investment income divided by (b) the sum of assets at the beginning of the year and assets at the end of the period, less gross investment income (c) multiplied by four.

Other income decreased $1.8 million or 225.0%, to a charge of $2.6 million in 1998 from a charge of $0.8 million in 1997. This decrease is attributable to reinsurance activity on the modified coinsurance agreement with MassMutual. The components of other income are primarily allowances for commissions and expenses on reinsurance ceded which decreased $2.0 million or 37.7%, to $3.3 million in 1998 from $5.3 million in 1997 and a reserve adjustment on reinsurance ceded (recorded as a charge to other income) which decreased $0.2 million or 3.3%, to $5.9 million in 1998 from $6.1 million in 1997.

Policy benefits and payments increased $6.0 million or 22.2%, to $33.0 million in 1998 from $27.0 million in 1997. Surrender and annuity benefits increased $8.0 million or 49.7%, and $2.0 million or 94.0%, respectively, essentially due to increased variable and fixed annuity withdrawals and contract surrenders. Death claims, net of reinsurance, decreased $4.4 million or 44.4% to $4.7 million in 1998 compared to $9.1 million in 1997 due to improved mortality.

Addition to policyholder reserves, funds and separate accounts decreased $8.4 million or 21.4%, to $30.9 million in 1998 from $39.3 million in 1997. Additions to policyholder reserves, funds and separate accounts includes transfers (to) from the separate account based upon policyholder elections. The $8.4 million decrease is primarily attributable to a reduction in separate account deposits and an increase in separate account withdrawals, and an increase in fees charged by the general account for assets under management, which increased primarily from market appreciation.

Operating expenses, commissions and state taxes, licenses and fees, increased $5.6 million or 27.5%, to $26.0 million in 1998 from $20.4 million in 1997. The increase is attributable to increased management fees charged by MassMutual and commissions associated with the production of new business.

Federal income tax expense increased $1.6 million or 41.0%, to $5.5 million in 1998 from $3.9 million in 1997. Taxable income increased $4.5 million to $15.6 million in 1998 from $11.1 million in 1997. The increase in taxable income is primarily attributable to the difference between statutory insurance reserves and tax reserves and the timing of the tax deductibility of acquisition costs and other items.

Realized capital gains, after the transfer to the Interest Maintenance Reserve ("IMR"), which captures after tax realized capital gains and losses due to changes in interest rates for all types of fixed income investments, were immaterial for both 1998 and 1997.

As a result of the foregoing factors, net income for 1998 was $6.4 million compared to $4.3 million in 1997, representing an increase of $2.1 million or 48.8% increase over prior year.

Statement of Financial Position
-------------------------------

Total assets at March 31, 1998 were $2,350.8 million, representing an increase of $131.6 million or 5.9%, from $2,219.2 million at December 31, 1997. Much of this increase was due to continued growth in C.M. Life's separate investment accounts, which increased by $117.6 million, or 10.7% to $1,214.1 million at March 31, 1998 from $1,096.5 million at December 31, 1997. Invested assets in C.M. Life's general account portfolio at March 31, 1998 increased by $11.5 million, or 1.2% to $1,072.0 million from $1,060.6 million at December 31, 1997.

At March 31, 1998, C.M. Life had $1,072.0 million of invested assets in its general investment account. The portfolio of invested assets is managed to support product liabilities in light of yield, liquidity and diversification considerations. The general investment account portfolio does not include C.M. Life's separate account investment assets.

Bonds at March 31, 1998 were $694.7 million, representing an increase of $30.2 million, or 4.5% from $664.5 million at December 31, 1997. Common stocks at March 31, 1998 were $68.9 million, representing an increase of $7.6 million, or 12.3% from $61.4 million at December 31, 1997. This increase is a result of market appreciation and dividend reinvestment. Mortgage loans were constant between the periods at $101.7 million and $101.6 million as of March 31, 1998 and December 31, 1997, respectively. Cash and short-term investments at March 31, 1998 were $52.4 million, representing a decrease of $36.0 million, or 40.7% from $88.4 million at December 31, 1997.

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

C.M. Life periodically uses standard derivative financial instruments such as options, and futures to manage its investment risks primarily to reduce interest rate duration imbalance determined in asset/liability analyses. These derivative financial instruments are used to protect C.M. Life from market fluctuations in interest and exchange rates between the contract date and the date on which the hedged transaction occurs. C.M. Life is subject to off-balance sheet risk that the counterparties of the transactions will fail to perform as contracted. C.M. Life manages this risk by only entering into contracts with highly rated institutions and listed exchanges. C.M. Life does not hold or issue derivative financial instruments for trading purposes.

Policy loans at March 31, 1998 were $144.2 million, representing an increase of $1.7 million, or 1.2%, from $142.5 million at December 31, 1997.

Separate account assets at March 31, 1998 were $1,214.1 million, representing an increase of $117.6 million, or 10.7%, from $1,096.5 million at December 31, 1997. This increase is due to market appreciation and continued deposits of variable products partially offset by withdrawals.

Total liabilities at March 31, 1998 were $2,228.9 million, representing an increase of $122.9 million, or 5.8%, from $2,106.0 million at December 31, 1997. As with assets, most of this growth occurred in the separate investment accounts as discussed above.

Policyholders' reserves and funds at March 31, 1998 were $953.6 million, representing an increase of $2.6 million, or 0.3%, from $951.0 million at December 31, 1997. The increase, primarily attributable to universal and other life products, is consistent with increased sales of these products.

Liquidity
---------

Net cash provided by operating activities was $6.0 million and $25.7 million for the periods ended March 31, 1998 and 1997, respectively. In 1998, net cash provided by operating activities decreased by $19.7 million as compared to 1997, primarily due to increases in remittances and items not allocated, partially offset by increased sale of Universal and other life products and reductions of policyholder reserves attributable to reinsurance. The Board of Directors of MassMutual has authorized, if needed, the contribution of funds to C.M. Life sufficient to meet the capital requirements of all states in which C.M. Life is licensed to do business.

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

C.M. Life's liquid assets include substantial Treasury holdings, short-term money market investments, stocks, and marketable long-term fixed income securities. Cash and short-term investments totaled $52.4 million at March 31, 1998.

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

Capital Resources
-----------------

C.M. Life's total adjusted capital as defined by the NAIC was $96.4 million at March 31, 1998. The NAIC developed the Risk Based Capital ("RBC") model to compare the total adjusted capital with a standard design in order to reflect C.M. Life's risk profile. Although C.M. Life believes that there is no single appropriate means of measuring risk-based capital needs, it feels that the NAIC approach to RBC measurement is reasonable, and will manage its capital position with significant attention to maintaining adequate total adjusted capital relative to RBC. C.M. Life's total adjusted capital was well in excess of all RBC standards at March 31, 1998 and December 31, 1997. Management believes that C.M. Life enjoys a strong capital position in light of the risks to which it is subject and that it is well positioned to meet policyholder and other obligations.

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

MassMutual is addressing the Year 2000 issue internally with modifications to existing programs and conversions to new programs. C.M. Life's costs related to the Year 2000 issue are being currently expensed by C.M. Life and when measured against C.M. Life's net gain from operations, are not material to C.M. Life. MassMutual is also seeking assurances from vendors, customers, service providers and others with which MassMutual and its subsidiaries conducts business, in order to identify and resolve the Year 2000 issue.

Segment Information
-------------------

C.M. Life's operations consisted of one business segment, which was principally the sale of universal life insurance and annuity products. C.M. Life is not dependent upon any single customer and no single customer accounted for more than 10% of revenues at March 31, 1998 or December 31, 1997.

Reserves
--------

In accordance with the life insurance laws and regulations under which C.M. Life operates, it is obligated to carry on its books, as liabilities, actuarially determined reserves to meet its obligations on outstanding contracts.

Policyholders' reserves for life contracts are developed using accepted actuarial methods computed principally on the net level premium and the Commissioners' Reserve Valuation Method bases using the American Experience and 1980 Commissioners' Standard Ordinary mortality tables with assumed interest rates ranging from 4.0 to 4.5 percent. Reserves for individual annuities are based on accepted actuarial methods, principally the Commissioners Annuity Reserve Valuation Method at interest rates ranging from 7.0 to 9.0 percent.

Capital Stock and Surplus
-------------------------

Capital stock and surplus was $121.9 million at March 31, 1998, an increase of $8.7 million, or 7.7%, from December 31, 1997. This increase was composed of (i) 1998 first quarter net income of $6.4 million, (ii) an increase of $3.7 million from unrealized capital gains, (iii) a decrease of $2.3 million due to the change in Asset Valuation Reserve ("AVR") and General Investment Reserve ("GIR"), and (iv) a decrease of $0.9 million due to other changes.

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

Competition
-----------

The life insurance industry is highly competitive. As of December 31, 1997 there are more than 1,700 life insurance companies in the United States, many of which offer individual insurance products similar to those marketed by C.M. Life. In addition to competition within the industry, insurers are increasingly facing competition from non-traditional sources in the financial services business, including mutual funds, banks, securities brokerage houses and other financial services entities, many of which provide alternative investment and savings vehicles for consumers. Legislative initiatives proposed at the federal level would, if enacted, reorder the financial services industry, thereby changing the environment in which C.M. Life competes.

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

During 1997, MassMutual's, C.M. Life's parent, financial strength continued to be recognized favorably by the rating agencies. MassMutual has received the highest ratings from A.M. Best Company, Inc. (A++), Standard & Poor's Corporation (AAA), and Duff & Phelps Credit Rating Company (AAA), as well as a rating of Aa1 by Moody's Investors Service, Inc. (the highest in its "excellent" category).

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

All 50 states of the United States, the District of Columbia and Puerto Rico have insurance guaranty fund laws requiring insurance companies doing business within those jurisdictions to participate in guaranty associations which are organized to pay contractual obligations under insurance policies (and certificates issued under group insurance policies) issued by impaired or insolvent life insurance companies. These associations levy assessments (up to prescribed limits) on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired or insolvent insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets, usually over a period of years. C.M. Life believes such assessments in excess of amounts accrued will not materially affect its financial position, results of operations or liquidity. C.M. Life elected not to admit $1.2 million and $1.3 million of guaranty fund premium tax recoveries relating to prior assessments at March 31, 1998 and December 31, 1997, respectively.

C.M. Life is also subject to risk-based capital (RBC) requirements promulgated by the NAIC. The RBC Model Act gives state insurance commissioners explicit regulatory authority to require various actions by, or take various actions against, insurance companies whose total adjusted capital does not meet the RBC standards. C.M. Life's total adjusted capital was well in excess of all RBC standards at March 31, 1998 and December 31, 1997.

In addition to regulation of its insurance business, C.M. Life is subject to various types of federal and state laws and regulations affecting the conduct, taxation and other aspects of its businesses. Certain policies and contracts offered by C.M. Life are subject to various levels of regulation under the federal securities laws administered by the Securities and Exchange Commission.

C.M. Life's management believes it is in compliance, in all material respects, with all applicable laws and regulations

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   C.M. Life Insurance Company
                                             (Registrant)


Date:  May 8, 1998                 By:  /s/ Lawrence V. Burkett, Jr.*
       -----------                      -----------------------------
                                        Lawrence V. Burkett, Jr.
                                        Director, President and Chief Executive
                                        Officer (Principal Executive Officer)

Date:  May 8, 1998                 By:  /s/ John Miller, Jr.*
       -----------                      ---------------------
                                        John Miller, Jr.
                                        Second Vice President and Comptroller
                                        (Chief Accounting Officer)

/s/ Richard M. Howe
-------------------
*Richard M. Howe
      On May 8, 1998 as Attorney in Fact, pursuant to Power of Attorney filed on March 23, 1998.