Form 10-Q
period 1998-06-30
C M LIFE INSURANCE CO
filed 1998-08-14
CIK 883232

                                   FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

       (Mark One)
       [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1998

                                       OR
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

Yes         No
    -----       -----

        APPLICABLE ONLY TO ISSURERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS
  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes   X     No
    -----       -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS
Registrant has 12,500 shares of common stock outstanding on June 30, 1998, all of which are owned by Massachusetts Mutual Life Insurance Company.

The Registrant meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10Q and is therefore filing this form with the reduced disclosure format.

                          C.M. LIFE INSURANCE COMPANY

                                     INDEX

Part I    Financial Information
          ---------------------

          Item 1:  Financial Statements
                   Statutory Statement of Financial Position-
                    June 30, 1998 and December 31, 1997                                     3

                   Statutory Statement of Income-
                    Three Months Ended June 30, 1998 and 1997                               4

                   Statutory Statement of Income-
                    Six Months Ended June 30, 1998 and 1997                                 5

                   Statutory Statement of  Shareholder Equity-
                    Six Months Ended June 30, 1998 and 1997                                 6

                   Statutory Statement of Cash Flows-
                    Six Months Ended June 30, 1998 and 1997                                 7

                   Condensed Notes to Statutory Financial Statements                        8

          Item 2:  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                          10

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

          Item 3:  Defaults upon senior securities                            Not Applicable

          Item 4:  Submission of matters to a vote of security holders        Not Applicable

          Item 5:  Other information                                                    None

          Item 6:  Exhibits and Reports on Form 8-K                                     None


                                     PART I
                                     Item 1

                          C.M. LIFE INSURANCE COMPANY
                   STATUTORY STATEMENT OF FINANCIAL POSITION

                                                                        June 30,         December 31,
                                                                            1998                 1997
                                                                        --------         ------------
                                                                      (Unaudited)
                                                                    ($ In Millions Except for Par Value)
Assets:
Bonds                                                                   $  723.2             $  664.5
Common stocks                                                               67.8                 61.4
Mortgage loans                                                             106.0                101.6
Other investments                                                            7.1                  2.2
Policy loans                                                               144.8                142.5
Cash and short-term investments                                             62.8                 88.4
                                                                        --------             --------
        Total invested assets                                            1,111.7              1,060.6

Investment income and insurance amounts receivable                          32.3                 30.1
Transfers from separate account                                             33.6                 32.0
                                                                        --------             --------
                                                                         1,177.6              1,122.7
Separate account assets                                                  1,263.0              1,096.5
                                                                        --------             --------
                                                                        $2,440.6             $2,219.2
                                                                        ========             ========


Liabilities:

Policyholders' reserves and funds                                       $  959.9             $  951.0
Policy claims and other benefits                                             6.8                  4.5
Payable to parent                                                           14.4                 13.6
Federal income tax payable                                                   5.8                  6.1
Asset valuation reserve                                                     21.5                 22.7
Investment reserves                                                          3.3                  3.9
Other liabilities                                                           15.7                  7.7
                                                                        --------             --------
                                                                         1,027.4              1,009.5
Separate account reserves and liabilities                                1,263.0              1,096.5
                                                                        --------             --------
                                                                         2,290.4              2,106.0
                                                                        --------             --------
Shareholder's equity:

Common stock, $200 par value
        50,000 shares authorized
        12,500 shares issued and outstanding                                 2.5                  2.5
Paid-in capital and contributed surplus                                     68.8                 43.8
Surplus                                                                     78.9                 66.9
                                                                        --------             --------
                                                                           150.2                113.2
                                                                        --------             --------
                                                                        $2,440.6             $2,219.2
                                                                        ========             ========





        The accompanying notes are an integral part of these condensed financial statements.

                                     PART I
                               Item 1 (continued)

                          C.M. LIFE INSURANCE COMPANY
                         STATUTORY STATEMENT OF INCOME
                                  (Unaudited)

                                                                 Three Months Ended June 30,
                                                                        1998           1997
                                                                        ----           ----
                                                                          (In Millions)
Revenue:
Premium income                                                        $108.9          $76.8
Net investment income                                                   23.7           18.6
Other income (charges)                                                  (2.5)          (1.1)
                                                                      ------          -----
                                                                       130.1           94.3
                                                                      ------          -----
Benefits and expenses:
Policy benefits and payments                                            35.9           26.5
Addition to policyholders' reserves, funds
   and separate account                                                 56.3           48.2
Operating expenses                                                      15.1            9.0
Commissions                                                             12.2            5.2
State taxes, licenses and fees                                           1.6            1.0
                                                                      ------          -----
                                                                       121.1           89.9
                                                                      ------          -----
Net gain from operations before federal
   income taxes                                                          9.0            4.4

Federal income taxes                                                     2.8            6.1
                                                                      ------          -----
Net gain (loss) from operations                                          6.2           (1.7)

Net realized capital gain (loss)                                           -              -
                                                                      ------          -----

Net income (loss)                                                     $  6.2          $(1.7)
                                                                      ======          =====




        The accompanying notes are an integral part of these condensed financial statements.

                                     PART I
                               Item 1 (continued)

                          C.M. LIFE INSURANCE COMPANY
                         STATUTORY STATEMENT OF INCOME
                                  (Unaudited)

                                                                   Six Months Ended June 30,
                                                                       1998          1997
                                                                       ----          ----
                                                                         (In Millions)
Revenue:
Premium income                                                       $194.8        $154.9
Net investment income                                                  42.2          36.3
Other income (charges)                                                 (5.1)         (2.0)
                                                                     ------        ------
                                                                      231.9         189.2
                                                                     ------        ------
Benefits and expenses:
Policy benefits and payments                                           68.9          53.6
Addition to policyholders' reserves, funds
   and separate account                                                87.3          87.6
Operating expenses                                                     28.5          20.6
Commissions                                                            22.5          12.7
State taxes, licenses and fees                                          3.9           2.2
                                                                     ------        ------
                                                                      211.1         176.7
                                                                     ------        ------
Net gain from operations before federal
   income taxes                                                        20.8          12.5

Federal income taxes                                                    8.3          10.1
                                                                     ------        ------
Net gain from operations                                               12.5           2.4

Net realized capital gain (loss)                                          -             -
                                                                     ------        ------

Net income                                                           $ 12.5        $  2.4
                                                                     ======        ======



        The accompanying notes are an integral part of these condensed financial statements.

                                     PART I
                               Item 1 (continued)

                          C.M. LIFE INSURANCE COMPANY
                  STATUTORY STATEMENT OF SHAREHOLDER'S EQUITY
                                  (Unaudited)

                                                                      Six Months Ended June 30,
                                                                      1998                1997
                                                                      ----                ----
                                                                            (In Millions)
Shareholder's equity, beginning of the period                        $113.2              $109.7
Increases (decreases) due to:
Net income                                                             12.5                 2.4
Change in asset valuation and investment reserves                       1.8                (3.5)
Paid-in capital contribution                                           25.0                   -
Changes in non-admitted assets and other                                0.9                (0.5)
Change in unrealized capital gain (loss)                               (3.2)                1.9
                                                                     ------            --------
                                                                       37.0                 0.3
                                                                     ------            --------
Shareholder's equity, end of the period                              $150.2              $110.0
                                                                     ======            ========





    The accompanying notes are an integral part of these condensed financial statements.

                                     PART I
                               Item I (continued)

                          C.M. LIFE INSURANCE COMPANY
                        STATUTORY STATEMENT OF CASHFLOWS
                                  (Unaudited)


                                                                   Six Months Ended June 30,
                                                                       1998            1997
                                                                       ----            ----
                                                                          (In Millions)
Operating activities:

Net income                                                          $  12.5           $   2.4
Additions to policyholders' reserves and funds
    net of transfers to separate accounts                               9.6              14.7
Other changes                                                           6.9               4.7
                                                                    -------           -------
Net cash provided by operating activities                              29.0              21.8
                                                                    -------           -------

Investing activities:

Loans and purchases of investments                                   (411.2)           (181.3)
Sales and maturities of investments and
    receipts from repayments of loans                                 331.6             129.0
                                                                    -------           -------
Net cash used in investing activities                                 (79.6)            (52.3)
                                                                    -------           -------

Financing activities:

Paid in capital contribution                                           25.0                 -
                                                                    -------           -------
Net cash used in investing activities                                  25.0                 -
                                                                    -------           -------

Decrease in cash and short-term investments                           (25.6)            (30.5)

Cash and short-term investments, beginning of year                     88.4              63.7
                                                                    -------           -------

Cash and short-term investments, end of period                      $  62.8           $  33.2
                                                                    =======           =======




    The accompanying notes are an integral part of these condensed financial statements.

                                    PART I
                              Item I (Continued)

                          C.M. Life Insurance Company
               Condensed Notes to Statutory Financial Statements
                                 June 30, 1998
                                  (Unaudited)

1.  General
-----------

C.M. Life Insurance Company ("C.M. Life" or "the Company"), 140 Garden Street, Hartford, Connecticut, 06154, is a stock life insurance company. The Company primarily sells flexible premium universal life insurance and variable annuity products, and is licensed in Puerto Rico, the District of Columbia and all 50 states except New York. C.M. Life is a wholly owned stock life insurance subsidiary of Massachusetts Mutual Life Insurance Company ("MassMutual").

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

The accompanying statutory financial statements, except as to form, have been prepared in conformity with statutory accounting principles, which include the practices of the National Association of Insurance Commissioners ("NAIC") and the accounting practices prescribed or permitted by the State of Connecticut Insurance Department ("the Department").

The accompanying statutory financial statements are different in some respects from GAAP financial statements. The more significant differences are as follows: (a) acquisition costs, such as commissions and other costs directly related to acquiring new business, are charged to current operations as incurred, whereas GAAP would require these expenses to be capitalized and recognized over the life of the policies; (b) policy reserves are based on adjusted or net level premium methods and statutory mortality and interest requirements, without consideration of withdrawals, whereas GAAP reserves would be based upon reasonably conservative estimates of mortality, morbidity and interest; (c) bonds are generally carried at amortized cost whereas GAAP generally requires they be valued at fair value; (d) deferred income taxes are not provided for book-tax timing differences as would be required by GAAP; and
(e) payments received for universal life products and variable annuities are reported as premium revenue, whereas under GAAP, these payments would be recorded as deposits to policyholders' account balances.

In the Company's opinion these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its statutory financial position in accordance with statutory accounting principles, as of June 30, 1998 and December 31, 1997, the results of its operations for the three month and six month periods ended June 30, 1998 and 1997, changes in shareholders equity and its cash flows for the six month period ended June 30, 1998 and 1997.

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. These financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to C.M. Life's audited statutory financial statements for the year ended December 31, 1997. Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in C.M. Life's December 31, 1997 audited statutory financial statements, have been omitted from these interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with statutory accounting principles have been condensed or omitted pursuant to instructions, rules and regulations. Although C.M. Life

Part I - Item 1:  Condensed Notes to Statutory Financial Statements (continued)

believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited interim financial statements be read in conjunction with the audited statutory financial statements and notes thereto, included in C.M. Life's annual report on Form 10-K, for the year ended December 31, 1997.

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

C.M. Life also has a stop-loss agreement with MassMutual which provides for ceding of claims, up to MassMutual's maximum liability of $25.0 million, that in the aggregate, exceed the attachment point of 120% of annual expected claims, where annual expected claims represents 0.18% of covered volume. C.M. Life paid approximately $0.5 million and $0.2 million in premiums under the agreement for the three and six month periods ending June 30, 1998, and $0.5 million and $0.3 million in premiums for the three and six month periods ending June 30, 1997, respectively.

3.  Other Transactions with MassMutual
--------------------------------------

MassMutual and C.M. Life have an agreement whereby MassMutual, for a fee, will furnish C.M. Life, as required, operating facilities, human resources, computer software development and managerial services. Investment and administrative services are provided to C.M. Life pursuant to a management services agreement with MassMutual. Fees incurred under the terms of the agreement were $28.3 million and $15.0 million for the three and six month periods ending June 30, 1998 and $15.4 million and $5.2 million for the three and six month periods ended June 30, 1997, respectively.

4.  New Accounting Pronouncements
---------------------------------

The NAIC is currently engaged in an extensive project to codify statutory accounting principles ("Codification") with a goal of providing a comprehensive guide of statutory accounting principles for use by insurers in all states.
This comprehensive guide, which has been approved by the NAIC, but must be adopted by the Department before the Company must comply with its provisions, includes seventy-two Statements of Statutory Accounting Principles ("SSAPs").
At this time, it is uncertain when or if the Department will adopt Codification, however, if adopted the effective date is expected to be no earlier than January 1, 2001. Management is currently reviewing the impact of Codification.

                                    PART I
                                    Item 2
                     Management's Discussion and Analysis
                of Financial Condition and Results of Operations

The following Management Discussion and Analysis has been prepared in accordance with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. It has been prepared under the presumption that users of the interim financial information have either read or have access to C.M. Life's audited statutory financial statements and notes thereto, included in C.M. Life's annual report on Form 10-K, for the year ended December
31, 1997.   Although C.M. Life believes that the disclosures are adequate to make the information presented not misleading, it is suggested that this Management Discussion and Analysis be read in conjunction with the audited statutory financial statements and notes thereto, included in C.M. Life's annual report on Form 10-K, for the year ended December 31, 1997.

Results of Operations
---------------------
For the Three Months Ended June 30, 1998
----------------------------------------
  Compared to the Three Months Ended June 30, 1997
  ------------------------------------------------

For the three months ended June 30, 1998, C.M. Life had a net gain from operations of $6.2 million, as compared with a net loss of $1.7 million for the three months ended June 30, 1997. The increase of $7.9 million or 464.7%, was primarily attributable to increased investment income, reduced death claims, increased fees received from the separate accounts and decreased federal income taxes attributable to reduced taxable income partially offset by increased commissions and increased expenses.

Premium income, net of reinsurance ceded, increased $32.1 million or 41.8%, to $108.9 million in 1998 from $76.8 million in 1997. The net growth in premiums is attributable to a 24.5% increase in sales of Universal and other life products as compared to the same period of the prior year and a 50.5% increase in variable annuity products from the same period of the prior year. The result reflects a slight change in C.M. Life's business mix in which Universal and other life products comprised 29.4% of total premium income during 1998 compared to 33.5% in 1997, while annuity products were 70.6% in 1998 compared to 66.5% in 1997.

The following table sets forth premium and other information for C.M. Life's products.

                                                                         Three Months Ended June 30,
                                                                           1998                1997
                                                                           ----                ----
                                                                                (In Millions)
Premium Income:
    Universal and other life:
          Gross premiums                                                 $ 43.8              $ 37.8
          Ceded premiums                                                  (11.8)              (12.1)
                                                                         ------              ------
          Net premiums                                                     32.0                25.7
    Annuities                                                              76.9                51.1
                                                                         ------              ------
Total premium income                                                     $108.9              $ 76.8
                                                                         ======              ======


Net investment income increased $5.1 million or 27.4%, to $23.7 million in 1998 from $18.6 million in 1997 reflecting a combination of growth in invested assets and an increase in portfolio yields. The general account invested assets grew 6.4% from 1997 and average gross yields increased to 9.1% in 1998 from 7.4% in 1997.

The components of net investment income are set forth below.

                                                                     Three Months Ended June 30,
                                                                              1998           1997
                                                                              ----           ----
                                                                                (In Millions)
Gross investment income:
     Bonds and preferred stock                                               $12.7         $13.8
     Common stock                                                              6.0           0.6
     Mortgage loans                                                            1.9           1.2
     Policy loans                                                              2.8           2.7
     Cash and short-term investments                                           0.9           0.6
                                                                             -----         -----
Total gross investment income                                                 24.3          18.9
Less:  Investment expenses                                                     0.6           0.3
                                                                             -----         -----
Net investment income                                                        $23.7         $18.6
                                                                             =====         =====

The decrease in gross investment income from bonds and the increase in mortgage loans reflects a shift in the average investments in these assets. The increase in gross investment income on common stock results from an extraordinary dividend received from an affiliated mutual fund, which had favorable market experience. Fluctuations in market conditions will impact future investment results.

The following table sets forth C.M. Life's invested assets in the general investment account and annualized gross investment yield:

                                                   Three Months Ended June 30,
                                             1998                           1997
                                             ----                           ----
                                                          (In Millions)
                                   Carrying   % of   Annualized   Carrying   % of   Annualized
                                      Value  Total     Yield         Value  Total     Yield
                                   --------  -----   ----------   --------  -----   ----------
Bonds and preferred stock          $  723.2   65.1%         7.3%  $  734.1   70.2%         7.5%
Common stocks                          67.8    6.1         38.4       61.0    5.8          4.5
Mortgage loans                        106.0    9.5          7.5       77.9    7.5          7.9
Policy loans                          144.8   13.0          7.8      139.1   13.3          7.9
Other investments                       7.1    0.6          2.2          -      -            -
Cash and short-term investments        62.8    5.7          6.2       33.2    3.2          7.8
                                   --------  -----         ----   --------  -----          ---
Total investments                  $1,111.7  100.0%         9.1%  $1,045.3  100.0%         7.4%
                                   ========  =====         ====   ========  =====          ===

The annualized yield on total investments before indirect expenses was 9.1% and 7.4% for the period ended June 30, 1998 and 1997, respectively. After expenses, net annualized yields would be 8.9% and 7.3%, respectively. The annualized yield on each investment category, before federal income taxes, is calculated as: (a) gross investment income divided by (b) one half of the sum of assets at the beginning of the year and assets at the end of the period, less gross investment income (c) multiplied by four.

Other charges increased $1.4 million or 127.3%, to a charge of $2.5 million in 1998 from a charge of $1.1 million in 1997. The increase in other income (charges) includes reduced allowances for commissions and expenses on reinsurance ceded and increases in the reserve adjustment related to the Company's modified coinsurance agreement with MassMutual. Allowances for commissions and expenses on reinsurance ceded decreased $1.9 million or 38.0%, to $3.1 million from $5.0 million in 1997. The reserve adjustment on reinsurance ceded decreased $0.3 million or 4.9%, to $5.8 million from $6.1 million in 1997.

Policy benefits and payments increased $9.4 million or 35.5%, to $35.9 million in 1998 from $26.5 million in 1997. Surrender benefits increased $10.9 million or 63.0%, essentially due to increased variable annuity withdrawals and surrenders reflecting the growth in the block of business. Death claims, net of reinsurance, decreased $1.8 million or 28.1% to $4.6 million in 1998 compared to $6.4 million in 1997 due to improved mortality.

Addition to policyholder reserves, funds and separate accounts increased $8.1 million or 16.8%, to $56.3 million in 1998 from $48.2 million in 1997. Additions to policyholder reserves, funds and separate accounts includes transfers to and from the separate account based upon policyholder elections. The $8.2 million increase is primarily attributable to a $29.2 million increase in separate account deposits partially offset by a $12.6 million increase in separate account withdrawals, and an increase in fees charged by the general account for assets under management, which increased primarily from market appreciation. These increases were partially offset by an increases in policyholder reserves and funds for the general account, primarily $8.1 million of policyholder reserves for Universal Life products.

Operating expenses, commissions and state taxes, licenses and fees, increased $13.7 million or 90.1%, to $28.9 million in 1998 from $15.2 million in 1997. The increase is attributable to increased management fees charged by MassMutual and commissions associated with the production and mix of new business.

Federal income tax expense decreased $3.3 million or 54.1%, to $2.8 million in 1998 from $6.1 million in 1997. Taxable income decreased $9.4 million to $8.1 million in 1998 from $17.5 million in 1997. The decrease in taxable income is primarily attributable to the difference between statutory insurance reserves and tax reserves and the timing of the tax deductibility of acquisition costs and other items.

Realized capital gains, after the transfer to the Interest Maintenance Reserve ("IMR"), which captures after tax realized capital gains and losses due to changes in interest rates for all types of fixed income investments, were immaterial for both 1998 and 1997.

As a result of the foregoing factors, net income for 1998 was $6.2 million compared to a net loss of $1.7 million in 1997, representing an increase of $7.9 million or 464.7% increase over the prior year.


Results of Operations
---------------------
For the Six Months Ended June 30, 1998
--------------------------------------
  Compared to the Six Months Ended June 30, 1997
  ----------------------------------------------

For the six months ended June 30, 1998, C.M. Life had a net gain from operations of $12.5 million, as compared with a net gain of $2.4 million for the six months ended June 30, 1997. The increase of $10.1 million or 420.8%, was primarily attributable to increased investment income, reduced death claims, increased fees received from the separate accounts and decreased federal income taxes attributable to reduced taxable income partially offset by increased commissions and increased expenses.

Premium income, net of reinsurance ceded, increased $39.9 million or 25.8%, to $194.8 million in 1998 from $154.9 million in 1997. The net growth in premiums is attributable to increased sales of Universal and other life products of 33.4% from the same period of the prior year and a 22.3% increase in variable annuity products from the same period of the prior year. The result reflects a slight change in C.M. Life's business mix in which Universal and other life products comprised 33.0% of total premium income during 1998 compared to 31.1% in 1997, while annuity products were 67.0% in 1998 compared to 68.9% in 1997.

The following table sets forth premium and other information for C.M. Life's products.

                                                                      Six months Ended June 30
                                                                            1998          1997
                                                                            ----          ----
                                                                     (In Millions)
Premium Income:
    Universal and other life:
          Gross premiums                                                  $ 89.9        $ 72.7
          Ceded premiums                                                   (25.6)        (24.5)
                                                                          ------        ------
          Net premiums                                                      64.3          48.2
    Annuities                                                              130.5         106.7
                                                                          ------        ------
Total premium income                                                      $194.8        $154.9
                                                                          ======        ======


Net investment income increased $5.9 million or 16.3%, to $42.2 million in 1998 from $36.3 million in 1997 reflecting a combination of growth in invested assets and an increase in portfolio yields. The general account invested assets grew 6.4% from 1997 and the average gross yields increased to 8.3% in 1998 from 7.4% in 1997.

The components of net investment income are set forth below.

                                                                     Six months Ended June 30
                                                                            1998         1997
                                                                            ----         ----
                                                                             (In Millions)
Gross investment income:
     Bonds and preferred stock                                             $24.5        $27.4
     Common stock                                                            7.0          0.8
     Mortgage loans                                                          4.1          1.9
     Policy loans                                                            5.6          5.3
     Other investments                                                       0.1            -
     Cash and short-term investments                                         2.0          1.5
                                                                           -----        -----
Total gross investment income                                               43.3         36.9
Less:  Investment expenses                                                   1.1          0.6
                                                                           -----        -----
Net investment income                                                      $42.2        $36.3
                                                                           =====        =====

The decrease in gross investment income from bonds and the increase in mortgage loans reflects a shift in the average investments in these assets. The increase in gross investment income on common stock results from an extraordinary dividend received from an affiliated mutual fund, which had favorable market experience. Fluctuations in market conditions will impact future investment results.

The following table sets forth C.M. Life's invested assets in the general investment account and annualized gross investment yield:

                                                   Six Months Ended June 30,
                                              1998                          1997
                                              ----                          ----
                                                          (In Millions)
                                   Carrying   % of   Annualized   Carrying   % of   Annualized
                                      Value  Total     Yield         Value  Total     Yield
                                   --------  -----   ----------   --------  -----   ----------
Bonds and preferred stock          $  723.2   65.1%         7.3%  $  734.1   70.2%         7.7%
Common stocks                          67.8    6.1         24.5       61.0    5.8          2.9
Mortgage loans                        106.0    9.5          8.3       77.9    7.5          7.0
Policy loans                          144.8   13.0          8.1      139.1   13.3          8.1
Other                                   7.1    0.6          3.5          -      -            -
Cash and short-term investments        62.8    5.7          5.5       33.2    3.2          5.9
                                   --------  -----         ----   --------  -----          ---
Total investments                  $1,111.7  100.0%         8.3%  $1,045.3  100.0%         7.4%
                                   ========  =====         ====   ========  =====          ===

The annualized yield on total investments before indirect expenses was 8.3% and 7.4% for the period ended June 30, 1998 and 1997, respectively. After expenses, net annualized yields would be 8.1% and 7.3%, respectively. The annualized yield on each investment category, before federal income taxes, is calculated as: (a) gross investment income divided by (b) one half of the sum of assets at the beginning of the year and assets at the end of the period, less gross investment income (c) multiplied by two.

Other charges increased $3.1 million or 155.0%, to a charge of $5.1 million in 1998 from a charge of $2.0 million in 1997. The increase in other income (charges) includes reduced allowances for commissions and expenses on reinsurance ceded and increases in the reserve adjustment related to the Company's modified coinsurance agreement with MassMutual. Allowances for commissions and expenses on reinsurance ceded decreased $3.9 million or 37.9%, to $6.4 million from $10.3 million in 1997. The reserve adjustment on reinsurance ceded decreased $0.5 million or 4.1%, to $11.7 million from $12.2 million in 1997.

Policy benefits and payments increased $15.3 million or 28.5%, to $68.9 million in 1998 from $53.6 million in 1997. Surrender and annuity benefits increased $18.8 million or 56.6%, and $1.2 million or 22.6%, respectively, essentially due to increased variable and fixed annuity withdrawals and contract surrenders reflecting the growth in the block of business. Death claims, net of reinsurance, decreased $6.2 million or 40.0% to $9.3 million in 1998 compared to $15.5 million in 1997 due to improved mortality.

Addition to policyholders' reserves, funds and separate account decreased $0.3 million or 0.3%, to $87.3 million in 1998 from $87.6 million in 1997. Additions to policyholders' reserves, funds and separate account includes transfers (to) from the separate account based upon policyholder elections. The $0.2 million decrease is primarily attributable to a $30.1 million increase in separate account deposits partially offset by a $22.9 million increase in separate account withdrawals, and an increase in fees charged by the general account for assets under management, which increased primarily from market appreciation. These increases are partially offset by an increase in policyholders' reserves and funds in the general account, primarily $2.9 million of Universal Life and $2.1 million of Annuity products.

Operating expenses, commissions and state taxes, licenses and fees, increased $19.4 million or 54.6%, to $54.9 million in 1998 from $35.5 million in 1997. The increase is attributable to increased commissions associated with the production and mix of new business and increased management fees charged by MassMutual, which included increases in agency allowances associated with business growth.

Federal income tax expense decreased $1.8 million or 17.8%, to $8.3 million in 1998 from $10.1 million in 1997. Taxable income decreased $4.8 million to $23.8 million in 1998 from $28.6 million in 1997. The decrease in taxable income is primarily attributable to the difference between statutory insurance reserves and tax reserves and the timing of the tax deductibility of acquisition costs and other items.

Realized capital gains, after the transfer to the IMR, which captures after tax realized capital gains and losses due to changes in interest rates for all types of fixed income investments, were immaterial for both 1998 and 1997.

As a result of the foregoing factors, net income for 1998 was $12.5 million compared to $2.4 million in 1997, representing an increase of $10.1 million or 420.8% increase over the prior year.

Statement of Financial Position
-------------------------------

Total assets at June 30, 1998 were $2,440.6 million, representing an increase of $221.4 million or 10.0%, from $2,219.2 million at December 31, 1997. Much of this increase was due to continued growth in C.M. Life's separate investment accounts, which increased by $166.5 million, or 15.2% to $1,263.0 million at June 30, 1998 from $1,096.5 million at December 31, 1997. This increase is due to market appreciation and additional net deposits of variable products partially offset by withdrawals. Invested assets in C.M. Life's general account portfolio at June 30, 1998 increased by $51.1 million, or 4.8% to $1,111.7 million from $1,060.6 million at December 31, 1997, due to growth in in-force and a $25 million capital contribution from MassMutual.

At June 30, 1998, C.M. Life had $1,111.7 million of invested assets in its general investment account. The portfolio of invested assets is managed to support product liabilities in light of yield, liquidity and diversification considerations. The general investment account portfolio does not include C.M. Life's separate account investment assets.

Bonds at June 30, 1998 were $723.2 million, representing an increase of $58.7 million, or 8.8% from $664.5 million at December 31, 1997.

Common stocks at June 30, 1998 were $67.8 million, representing an increase of $6.4 million, or 10.4% from $61.4 million at December 31, 1997. This increase is a result of market appreciation and dividend reinvestment.

Mortgage loans at June 30, 1998 were $106.0 million, representing an increase of $4.4 million, or 4.3% from $101.6 million at December 31, 1997.

Other investments, consisting of financial options and interest rate caps and floors were $7.1 million at June 30, 1998, representing an increase of $4.9 million or 454.5%, from $2.2 million at December 31, 1997.

Cash and short-term investments at June 30, 1998 were $62.8 million, representing a decrease of $25.6 million, or 29.0% from $88.4 million at December 31, 1997.

Policy loans at June 30, 1998 were $144.8 million, representing an increase of $2.3 million, or 1.6%, from $142.5 million at December 31, 1997.

Total liabilities at June 30, 1998 were $2,290.4 million, representing an increase of $184.4 million, or 8.8%, from $2,106.0 million at December 31, 1997. As with assets, most of this growth occurred in the separate investment accounts as discussed above.

Policyholders' reserves and funds at June 30, 1998 were $959.9 million, representing an increase of $8.9 million, or 0.9%, from $951.0 million at December 31, 1997. This increase is primarily attributable to growth from interest credited and new sales, partially offset by transfers to separate accounts and withdrawals.

Liquidity
---------

Net cash provided by operating activities was $29.0 million and $21.8 million for the periods ended June 30, 1998 and 1997, respectively. In 1998, net cash provided by operating activities increased by $7.2 million as compared to 1997, primarily due to increased investment income, reduced death claims, increased fees received from separate account, partially offset by increased sales of Universal and other life products. In the second quarter 1998, C.M. Life's parent, MassMutual, made a $25.0 million surplus contribution to supply C.M. Life with cash flow and the capital needed to support the Company's continued business growth. The Board of Directors of MassMutual has authorized, if needed, the contribution of funds to C.M. Life sufficient to meet the capital requirements of all states in which C.M. Life is licensed to do business.

Capital Resources
-----------------

C.M. Life's total adjusted capital as defined by the NAIC was $96.4 million at June 30, 1998. C.M. Life's total adjusted capital was well in excess of all Risk Based Capital standards at June 30, 1998 and December 31, 1997.

Segment Information
-------------------

C.M. Life's operations consists of one business segment, which was principally the sale of universal life insurance and annuity products. C.M. Life is not dependent upon any single customer and no single customer accounted for more than 10% of revenues for the three and six month periods ended June 30, 1998 and 1997 or for any period presented.

Shareholder's Equity
-------------------

Shareholder's equity was $150.2 million at June 30, 1998, an increase of $37.0 million, or 32.7%, from December 31, 1997. This increase was composed of (i) additional paid in capital contributed by C.M. Life's parent, MassMutual, of $25.0 million, (ii) 1998 net income of $12.5 million, (iii) an increase of $1.8 million due to the change in Asset Valuation Reserve and General Investment Reserve and (iv) an increase of $0.9 million due to other changes, and (v) $3.2 million of unrealized capital losses.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     C.M. Life Insurance Company
                                                            (Registrant)


Date:  August 12, 1998                               By:    /s/ Lawrence V. Burkett, Jr.*
                                                            -----------------------------
                                                     Lawrence V. Burkett, Jr.
                                                     Director, President and Chief Executive
                                                     Officer (Principal Executive Officer)

Date:  August 12, 1998                               By:    /s/ John Miller, Jr.*
                                                           ----------------------
                                                     John Miller, Jr.
                                                     Vice President and Comptroller
                                                     (Chief Accounting Officer)

/s/ Richard M. Howe
-------------------
*Richard M. Howe
   On August 12, 1998 as Attorney in Fact, pursuant to
   Power of Attorney filed on March 23, 1998.

