Form 10-Q
period 1998-09-30
C M LIFE INSURANCE CO
filed 1998-11-13
CIK 883232

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             (Mark One)
              [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended  September 30, 1998

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

                 140 Garden Street, Hartford, Connecticut 06154
                 ----------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (860) 987-6500
                                 --------------
              (Registrant's telephone number, including area code)

                                      None
                                      ----
                     (Former name, former address and former
                   fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

         APPLICABLE ONLY TO ISSURERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes     No
                          ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS
Registrant has 12,500 shares of common stock outstanding on September 30, 1998, all of which are owned by Massachusetts Mutual Life Insurance Company.

The Registrant meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10Q and is therefore filing this form with the reduced disclosure format.

                           C.M. LIFE INSURANCE COMPANY

                                      INDEX

Part I      Financial Information

            Item 1:  Financial Statements

                       Statutory Statement of Financial Position -
                         September 30, 1998 and December 31, 1997                                         3

                       Statutory Statement of Income-
                         Three Months Ended September 30, 1998 and 1997                                   4

                       Statutory Statement of Income-
                         Nine Months Ended September 30, 1998 and 1997                                    5

                       Statutory Statement of  Shareholder's Equity-
                         Nine Months Ended September 30, 1998 and 1997                                    6

                       Statutory Statement of Cash Flows-
                         Nine Months Ended September 30, 1998 and 1997                                    7

                       Condensed Notes to Statutory Financial Statements                                  8

            Item 2:    Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                                             10

            Item 3:    Quantitative and Qualitative Disclosure About
                         Market Risk                                                         Not Applicable

Part II     Other Information

            Item 1:    Legal Proceedings                                                               None

            Item 2:    Changes in Securities and Use of Proceeds                             Not Applicable

            Item 3:    Defaults Upon Senior Securities                                       Not Applicable

            Item 4:    Submission of Matters to a Vote of Security Holders                   Not Applicable

            Item 5:    Other Information                                                               None

            Item 6:    Exhibits and Reports on Form 8-K                                                None

                                     PART I
                                     Item 1


                           C.M. LIFE INSURANCE COMPANY
                    STATUTORY STATEMENT OF FINANCIAL POSITION

                                                             September 30,           December 31,
                                                                 1998                    1997
                                                                 ----                    ----
                                                              (Unaudited)
                                                             ($ In Millions Except for Par Value)
Assets:

Bonds                                                          $  648.8                $  664.5
Mortgage loans                                                    103.0                   101.6
Other investments                                                  73.5                    63.6
Policy loans                                                      145.4                   142.5
Cash and short-term investments                                   150.0                    88.4
                                                               --------                --------
         Total invested assets                                  1,120.7                 1,060.6

Investment income and insurance amounts receivable                 31.0                    30.1
Transfers from separate account                                    29.9                    32.0
                                                               --------                --------
                                                                1,181.6                 1,122.7
Separate account assets                                         1,165.9                 1,096.5
                                                               --------                --------
                                                               $2,347.5                $2,219.2
                                                               ========                ========
Liabilities:

Policyholders' reserves and funds                              $  964.5                $  951.0
Policyholders' claims and other benefits                            4.7                     4.5
Payable to parent                                                  18.9                    13.6
Federal income tax payable                                          5.8                     6.1
Asset valuation reserve                                            16.8                    22.7
Investment reserves                                                 3.3                     3.9
Other liabilities                                                  15.5                     7.7
                                                               --------                --------
                                                                1,029.5                 1,009.5
Separate account reserves and liabilities                       1,165.9                 1,096.5
                                                               --------                --------
                                                                2,195.4                 2,106.0
                                                               --------                --------
Shareholder's equity:

Common stock, $200 par value
         50,000 shares authorized
         12,500 shares issued and outstanding                       2.5                     2.5
Paid-in capital and contributed surplus                            68.8                    43.8
Surplus                                                            80.8                    66.9
                                                               --------                --------
                                                                  152.1                   113.2
                                                               --------                --------
                                                               $2,347.5                $2,219.2
                                                               ========                ========



    The accompanying notes are an integral part of these condensed financial statements.

                                     PART I
                               Item 1 (continued)

                           C.M. LIFE INSURANCE COMPANY
                          STATUTORY STATEMENT OF INCOME
                                   (Unaudited)

                                               Three Months Ended September 30,
                                                     1998           1997
                                                     ----           ----
                                                        (In Millions)
Revenue:
Premium income                                      $ 94.9         $ 78.2
Net investment income                                 18.8           17.7
Other income                                           3.1            3.2
                                                    ------         ------
                                                     116.8           99.1
                                                    ------         ------
Benefits and expenses:
Policy benefits and payments                          35.3           23.3
Addition to policyholders' reserves, funds
   and separate accounts                              47.4           39.0
Operating expenses                                    17.8            9.6
Commissions                                           11.9            7.9
State taxes, licenses and fees                         2.0            0.5
                                                    ------         ------
                                                     114.4           80.3
                                                    ------         ------
Net gain from operations before federal
   income taxes                                        2.4           18.8

Federal income tax (benefit) expense                  (1.5)          10.4
                                                    ------         ------
Net gain from operations                               3.9            8.4

Net realized capital gain (loss)                      (1.9)           0.4
                                                    ------         ------

Net income                                          $  2.0         $  8.8
                                                    ======         ======




    The accompanying notes are an integral part of these condensed financial statements.

                                     PART I
                               Item 1 (continued)

                           C.M. LIFE INSURANCE COMPANY
                          STATUTORY STATEMENT OF INCOME
                                   (Unaudited)

                                                 Nine Months Ended September 30,
                                                       1998          1997
                                                       ----          ----
                                                          (In Millions)
Revenue:
Premium income                                        $289.7        $233.0
Net investment income                                   61.0          54.1
Other income                                             9.5          10.5
                                                      ------        ------
                                                       360.2         297.6
                                                      ------        ------
Benefits and expenses:
Policy benefits and payments                           104.2          76.9
Addition to policyholders' reserves, funds
   and separate accounts                               146.2         136.0
Operating expenses                                      46.3          30.2
Commissions                                             34.4          20.6
State taxes, licenses and fees                           5.9           2.6
                                                      ------        ------
                                                       337.0         266.3
                                                      ------        ------
Net gain from operations before federal
   income taxes                                         23.2          31.3

Federal income taxes                                     6.8          20.4
                                                      ------        ------
Net gain from operations                                16.4          10.9

Net realized capital gain (loss)                        (1.9)          0.3
                                                      ------        ------

Net income                                            $ 14.5        $ 11.2
                                                      ======        ======





    The accompanying notes are an integral part of these condensed financial statements.

                                     PART I
                               Item 1 (continued)

                           C.M. LIFE INSURANCE COMPANY
                   STATUTORY STATEMENT OF SHAREHOLDER'S EQUITY
                                   (Unaudited)

                                                 Nine Months Ended September 30,
                                                       1998         1997
                                                       ----         ----
                                                          (In Millions)
Shareholder's equity, beginning of the period         $113.2       $109.7
Increases (decreases) due to:
Net income                                              14.5         11.2
Change in unrealized capital gain (loss)                (8.5)         5.5
Change in asset valuation and investment reserves        6.5         (5.3)
Paid-in capital contribution                            25.0           --
Changes in non-admitted assets and other                 1.4         (0.9)
                                                      ------       ------
                                                        38.9         10.5
                                                      ------       ------
Shareholder's equity, end of the period               $152.1       $120.2
                                                      ======       ======




    The accompanying notes are an integral part of these condensed financial statements.

                                     PART I
                               Item 1 (continued)

                           C.M. LIFE INSURANCE COMPANY
                        STATUTORY STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                 Nine Months Ended September 30,
                                                        1998        1997
                                                        ----        ----
                                                          (In Millions)
Operating activities:

Net income                                             $ 14.5      $ 11.2
Additions to policyholders' reserves and funds
    net of transfers to separate accounts                13.7        23.6
Increase in payable to parent                             6.2         6.1
Other changes                                             3.0         3.8
                                                       ------      ------
Net cash provided by operating activities                37.4        44.7
                                                       ------      ------
Investing activities:

Loans and purchases of investments                     (466.1)     (280.5)
Sales and maturities of investments and
    receipts from repayments of loans                   465.3       251.1
                                                       ------      ------
Net cash used in investing activities                    (0.8)      (29.4)
                                                       ------      ------

Financing activities:

Paid in capital contribution                             25.0          --
                                                       ------      ------
Net cash provided by investing activities                25.0          --
                                                       ------      ------
Increase in cash and short-term investments              61.6        15.3

Cash and short-term investments, beginning of year       88.4        63.7
                                                       ------      ------

Cash and short-term investments, end of period         $150.0      $ 79.0
                                                       ======      ======



    The accompanying notes are an integral part of these condensed financial statements.

                                     PART I
                               Item 1 (continued)

                           C.M. Life Insurance Company
                Condensed Notes to Statutory Financial Statements
                               September 30, 1998
                                   (Unaudited)

1. General
----------

C.M. Life Insurance Company ("C.M. Life" or "the Company",) 140 Garden Street, Hartford, Connecticut, 06154, is a stock life insurance company. The Company primarily sells flexible premium universal life insurance and variable annuity products, and is licensed in Puerto Rico, the District of Columbia and all 50 states except New York. C.M. Life is a wholly owned stock life insurance subsidiary of Massachusetts Mutual Life Insurance Company ("MassMutual".)

With regard to profitability, management believes that net gain from operations, rather than net income, is the most relevant statutory measure of operating results for C.M. Life. Net gain from operations represents the excess of income over operating costs (after deducting taxes.) Net income is net gain from operations adjusted for realized capital gains or losses (net of taxes.) Management's investment philosophy and practice do not emphasize capital gains as a recurring source of income or capital and the Company does not manage its investment portfolio to realize gains for non-economic purposes.

The accompanying statutory financial statements, except as to form, have been prepared in conformity with statutory accounting principles, which include the practices of the National Association of Insurance Commissioners ("NAIC") and the accounting practices prescribed or permitted by the State of Connecticut Insurance Department ("the Department".)

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

In the Company's opinion these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its statutory financial position in accordance with statutory accounting principles, as of September 30, 1998 and December 31, 1997, the results of its operations for the three month and nine month periods ended September 30, 1998 and 1997, changes in shareholder's equity and its cash flows for the nine month periods ended September 30, 1998 and 1997.

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. Certain prior period amounts have been restated to conform to current presentation. These financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to C.M. Life's audited statutory financial statements for the year ended December 31, 1997. Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in C.M. Life's December 31, 1997 audited statutory financial statements, have been omitted from these interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with statutory accounting principles have been condensed or omitted pursuant to instructions, rules and regulations. It is suggested that these unaudited interim financial statements be read in conjunction with the audited statutory financial statements and notes thereto, included in C.M. Life's annual report on Form 10-K, for the year ended December 31, 1997.

2. Related Party - Reinsurance
------------------------------

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

C.M. Life also has a stop-loss agreement with MassMutual which provides for ceding of claims, up to MassMutual's maximum liability of $25.0 million, that in the aggregate, exceed the attachment point of 120% of annual expected claims, where annual expected claims represents 0.18% of covered volume. C.M. Life paid approximately $0.3 million and $0.8 million in premiums under the agreement for the three and nine month periods ending September 30, 1998, and $0.1 million and $0.6 million in premiums for the three and nine month periods ending September 30, 1997, respectively.

3. Other Transactions with MassMutual
-------------------------------------

MassMutual and C.M. Life have an agreement whereby MassMutual, for a fee, will furnish C.M. Life, as required, operating facilities, human resources, computer software development and managerial services. Investment and administrative services are provided to C.M. Life pursuant to a management services agreement with MassMutual. Fees incurred under the terms of the agreement were $19.1 million and $47.4 million for the three and nine month periods ending September 30, 1998 and $8.3 million and $23.7 million for the three and nine month periods ended September 30, 1997, respectively.

4. New Accounting Pronouncements
--------------------------------

The NAIC is currently engaged in an extensive project to codify statutory accounting principles ("Codification") with a goal of providing a comprehensive guide of statutory accounting principles for use by insurers in all states. This comprehensive guide, which has been approved by the NAIC, but must be adopted by the Department before the Company must comply with its provisions, includes approximately seventy Statements of Statutory Accounting Principles ("SSAPs"). At this time, it is uncertain when or if the Department will adopt Codification, however, if adopted, the effective date is expected to be no earlier than January 1, 2001. Management is currently reviewing the impact of Codification.

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

Results of Operations
---------------------
For the Three Months Ended September 30, 1998
---------------------------------------------
   Compared to the Three Months Ended September 30, 1997
   -----------------------------------------------------

For the three months ended September 30, 1998, C.M. Life had a net gain from operations of $3.9 million, as compared with a net gain of $8.4 million for the three months ended September 30, 1997. The decrease of $4.5 million or 53.6%, was primarily attributable to increases in benefits and expenses partially offset by increased premium income, net investment income and decreased federal income taxes.

Premium income, net of reinsurance ceded, increased $16.7 million or 21.4%, to $94.9 million in 1998 from $78.2 million in 1997. The net growth in premiums is attributable to a 20.9% increase in sales of Universal and other life products and a 21.6% increase in variable annuity products as compared to the same period of the prior year.

The following table sets forth premium and other information for C.M. Life's products.

                                                Three Months Ended September 30,
                                                      1998            1997
                                                      ----            ----
                                                         (In Millions)
Premium Income:
   Universal and other life:
       Gross premiums                                 $47.8           $37.1
       Ceded premiums                                 (15.4)          (10.3)
                                                      -----           -----
       Net premiums                                    32.4            26.8
   Annuities                                           62.5            51.4
                                                      -----           -----
Total premium income                                  $94.9           $78.2
                                                      =====           =====

Net investment income increased $1.1 million or 6.2%, to $18.8 million in 1998 from $17.7 million in 1997 reflecting a combination of growth in invested assets and an increase in portfolio yields. The general account invested assets grew 4.1% from 1997 and average gross yields increased to 6.9% in 1998 from 6.8% in 1997.

The components of net investment income are set forth below:

                                                Three Months Ended September 30,
                                                       1998          1997
                                                      -----         -----
                                                          (In Millions)
Gross investment income:
     Bonds                                            $12.2         $13.0
     Mortgage loans                                     1.9           1.3
     Policy loans                                       2.7           2.7
     Other investments                                  0.7           0.4
     Cash and short-term investments                    1.6           0.6
                                                      -----         -----
Total gross investment income                          19.1          18.0
Less investment expenses                                0.3           0.3
                                                      -----         -----
Net investment income                                 $18.8         $17.7
                                                      =====         =====

The decrease in gross investment income from bonds and the increases in mortgage loans and other investments reflects a shift in the average investments in these assets. Fluctuations in market conditions will impact future investment results.

The following table sets forth C.M. Life's invested assets in the general investment account and annualized gross investment yield:

                                                         Three Months Ended September 30,
                                                   1998                                     1997
                                                   ----                                     ----
                                                                   (In Millions)
                                   Carrying        % of      Annualized      Carrying       % of       Annualized
                                    Value         Total        Yield          Value         Total        Yield
                                   --------     --------      --------       --------     --------      --------
Bonds                              $  648.8         57.9%          7.2%      $  687.4         63.9%          7.4%
Mortgage loans                        103.0          9.2           7.3           87.6          8.1           6.3
Policy loans                          145.4         13.0           7.5          139.3         12.9           7.8
Other investments                      73.5          6.5           3.8           83.3          7.7           2.2
Cash and short-term investments       150.0         13.4           6.1           79.0          7.4           4.3
                                   --------     --------      --------       --------     --------      --------
Total investments                  $1,120.7        100.0%          6.9%      $1,076.6        100.0%          6.8%
                                   ========     ========      ========       ========     ========      ========

The annualized yield on total investments before indirect expenses was 6.9% and 6.8% for the periods ended September 30, 1998 and 1997, respectively. After expenses, net annualized yields would be 6.8% and 6.7% for the periods ended September 30, 1998 and 1997, respectively. The annualized yield on each investment category, before federal income taxes, is calculated as: (a) gross investment income divided by (b) one half of assets at the beginning of the period plus assets at the end of the period less gross investment income (c) multiplied by four.

Other income decreased $0.1 million or 3.1%, to $3.1 million in 1998 from $3.2 million in 1997, primarily due to allowances for commissions and expenses on reinsurance ceded.

Policy benefits and payments increased $12.0 million or 51.5%, to $35.3 million in 1998 from $23.3 million in 1997. Surrender benefits increased $11.0 million or 64.7%, essentially due to increased variable annuity withdrawals and surrenders reflecting the growth in the asset supporting this block of business. Death claims, net of reinsurance, increased $1.5 million or 35.7% to $5.7 million in 1998 compared to $4.2 million in 1997 due to increased mortality.

Addition to policyholders' reserves, funds and separate accounts increased $8.4 million or 21.5%, to $47.4 million in 1998 from $39.0 million in 1997. Addition to policyholders' reserves, funds and separate accounts includes transfers to and from the separate account based upon policyholder elections.

The $8.4 million increase is partially attributable to a $12.7 million increase in separate account deposits partially offset by a $15.6 million increase in separate account withdrawals, and a $4.9 million decrease in fees income and credits charged by the general account for assets under management. These fees and credits decreased as a result of a decrease in the reserving allowance in the Commissioner's Annuity Reserve Valuation Method. This reserving method allows a credit against account values to offset acquisition expenses. The credit decrease was caused by a significant drop in the value of equity funds as a result of market fluctuations. In addition there were increases in policyholders' reserves and funds for the general account, primarily a $2.9 million increase in reserve adjustments on reinsurance ceded and a $3.3 million increase in policyholders' reserves for annuity products.

Operating expenses, commissions and state taxes, licenses and fees, increased $13.7 million or 76.1%, to $31.7 million in 1998 from $18.0 million in 1997. The increase is attributable to increased commissions associated with the production and mix of new business and increased management fees charged by MassMutual, which included increases in agency allowances associated with business growth.

Federal income tax expense decreased $11.9 million or 114.4%, to a benefit of $1.5 million in 1998 from $10.4 million of expense in 1997. Taxable income decreased $22.9 million to $2.6 million in 1998 from $25.5 million in 1997. The decrease in taxable income is primarily attributable to the difference between statutory insurance reserves and tax reserves and the timing of the tax deductibility of acquisition costs and other items.

Realized capital gains (losses), after the transfer to the Interest Maintenance Reserve ("IMR"), which captures after tax realized capital gains and losses due to changes in interest rates for all types of fixed income investments, decreased $2.3 million or 575.0%, to a $1.9 million loss in 1998 from a $0.4 gain million in 1997. Taxes included in realized capital gains net of taxes deferred into IMR increased $1.4 million to $1.5 million in 1998 from $0.1 million in 1997 primarily due to timing changes in book to tax differences.

As a result of the foregoing factors, net income for 1998 was $2.0 million compared to $8.8 million in 1997, representing an decrease of $6.8 million or 77.3% decrease from the prior year.


Results of Operations
---------------------
For the Nine Months Ended September 30, 1998
--------------------------------------------
     Compared to the Nine Months Ended September 30, 1997
     ----------------------------------------------------

For the nine months ended September 30, 1998, C.M. Life had a net gain from operations of $16.4 million, as compared with a net gain of $10.9 million for the nine months ended September 30, 1997. The increase of $5.5 million or 50.5%, was primarily due to increased premium income, net investment income and decreased federal income taxes partially offset by increases in benefits and expenses.

Premium income, net of reinsurance ceded, increased $56.7 million or 24.3%, to $289.7 million in 1998 from $233.0 million in 1997. The net growth in premiums is attributable to increased sales of Universal and other life products of 28.8% and a 22.2% increase in variable annuity products from the same period of the prior year. The result reflects a slight change in C.M. Life's business mix in which Universal and other life products comprised 33.4% of total premium income during 1998 compared to 32.2% in 1997, while annuity products were 66.6% in 1998 compared to 67.8% in 1997.

The following table sets forth premium and other information for C.M. Life's products:

                                                Nine Months Ended September 30
                                                   1998              1997
                                                  ------           ------
                                                       (In Millions)
Premium Income:
     Universal and other life:
          Gross premiums                          $137.7           $109.8
          Ceded premiums                           (41.0)           (34.7)
                                                  ------           ------
          Net premiums                              96.7             75.1
     Annuities                                     193.0            157.9
                                                  ------           ------
Total premium income                              $289.7           $233.0
                                                  ======           ======

Net investment income increased $6.9 million or 12.8%, to $61.0 million in 1998 from $54.1 million in 1997 reflecting a combination of growth in invested assets and an increase in portfolio yields. The general account invested assets grew 4.1% from 1997 and the average gross yields increased to 7.9% in 1998 from 7.2% in 1997.

The components of net investment income are set forth below:

                                             Nine Months Ended September 30,
                                                   1998          1997
                                                  -----         -----
                                                       (In Millions)
Gross investment income:
     Bonds                                        $36.7         $40.5
     Mortgage loans                                 6.0           3.2
     Policy loans                                   8.3           8.0
     Other investments                              7.8           1.2
     Cash and short-term investments                3.6           2.1
                                                  -----         -----
Total gross investment income                      62.4          55.0
Less investment expenses                            1.4           0.9
                                                  -----         -----
Net investment income                             $61.0         $54.1
                                                  =====         =====

The decrease in gross investment income from bonds and the increases in mortgage loans and other investments reflects a shift in the average investments in these assets. The increase in gross investment income on other investments results from increased investment in financial options and interest rate caps and floors as a result of favorable market conditions and a second quarter extraordinary dividend received from an affiliated mutual fund, which had favorable market experience. Fluctuations in market conditions will impact future investment results.

The following table sets forth C.M. Life's invested assets in the general investment account and annualized gross investment yield:

                                                            Nine Months Ended September 30,
                                                      1998                                   1997
                                                      ----                                   ----
                                                                   (In Millions)
                                       Carrying      % of     Annualized       Carrying      % of      Annualized
                                         Value       Total      Yield            Value       Total       Yield
                                       --------    --------    --------         --------    --------    --------
Bonds                                  $  648.8        57.9%        7.7%        $  687.4        63.9%        7.8%
Mortgage loans                            103.0         9.2         8.1             87.6         8.1         7.2
Policy loans                              145.4        13.0         7.9            139.3        12.9         8.1
Other investments                          73.5         6.5        16.1             83.3         7.7        12.3
Cash and short-term investments           150.0        13.4         4.1             79.0         7.4         4.0
                                       --------    --------    --------         --------    --------    --------
Total investments                      $1,120.7       100.0%        7.9%        $1,076.6       100.0%        7.2%
                                       ========    ========    ========         ========    ========    ========

The annualized yield on total investments before indirect expenses was 7.9% and 7.2% for the periods ended September 30, 1998 and 1997, respectively. After expenses, net annualized yields would be 7.7% and 7.1%, respectively. The annualized yield on each investment category, before federal income taxes, is calculated as: (a) gross investment income divided by (b) one half of assets at the beginning of the year plus assets at the end of the period less gross investment income (c) multiplied by four thirds.

Other income decreased $1.0 million or 9.5%, to $9.5 million in 1998 from $10.5 million in 1997, primarily due to allowances for commissions and expenses on reinsurance ceded.

Policy benefits and payments increased $27.3 million or 35.5%, to $104.2 million in 1998 from $76.9 million in 1997. Surrender and annuity benefits increased $29.8 million or 59.2% and $0.4 million or 6.1%, respectively, due to increased variable and fixed annuity withdrawals and contract surrenders reflecting the growth in the block of business. Loading and cost of collection increased $1.4 million or 127.3% due to growth in life business. Death claims, net of reinsurance, decreased $4.7 million or 23.9% to $15.0 million in 1998 compared to $19.7 million in 1997 due to improved mortality.

Addition to policyholders' reserves, funds and separate accounts increased $10.2 million or 7.5%, to $146.2 million in 1998 from $136.0 million in 1997. Addition to policyholders' reserves, funds and separate accounts includes transfers (to) from the separate account based upon policyholder elections. This increase is primarily attributable to a $42.8 million increase in separate account deposits partially offset by a $38.5 million increase in separate account withdrawals, and a $8.5 million decrease in fees income and credits charged by the general account for assets under management. These fees and credits decreased as a result of a decrease in the reserving allowance in the Commissioner's Annuity Reserve Valuation Method. This reserving method allows a credit against account values to offset acquisition expenses. The credit decrease was caused by a significant drop in the value of equity funds as a result of market fluctuations. These increases are partially offset by a net decrease in policyholders' reserves and funds in the general account. The decrease in the general account was caused by a $4.4 million increase in annuity reserves, a $2.3 million increase in individual life reserves and a $1.0 million increase in corporate-owned reserves partially offset by an increase of $5.2 million in reserve adjustments on reinsurance ceded.

Operating expenses, commissions and state taxes, licenses and fees, increased $33.2 million or 62.2%, to $86.6 million in 1998 from $53.4 million in 1997. The increase is attributable to increased commissions associated with the production and mix of new business and increased management fees charged by MassMutual, which included increases in agency allowances associated with business growth.

Federal income tax expense decreased $13.6 million or 66.7%, to $6.8 million in 1998 from $20.4 million in 1997. Taxable income decreased $27.7 million to $26.4 million in 1998 from $54.1 million in 1997. The decrease in taxable income is primarily attributable to the difference between statutory insurance reserves and tax reserves and the timing of the tax deductibility of acquisition costs and other items.

Realized capital gains, after the transfer to the IMR, which captures after tax realized capital gains and losses due to changes in interest rates for all types of fixed income investments, decreased $2.2 million or 733.3%, to a $1.9 million loss in 1998 from a $0.3 million gain in 1997. Taxes included in realized capital gains net of taxes deferred into IMR increased $1.7 million to $1.8 million in 1998 from $0.1 million in 1997 primarily due to timing changes in book to tax differences.

As a result of the foregoing factors, net income for 1998 was $14.5 million compared to $11.2 million in 1997, representing an increase of $3.3 million or 29.5% increase over the prior year.

Statement of Financial Position
-------------------------------

Total assets at September 30, 1998 were $2,347.5 million, representing an increase of $128.3 million or 5.8%, from $2,219.2 million at December 31, 1997. Much of this increase was due to continued growth in C.M. Life's separate investment accounts, which increased by $69.4 million, or 6.3% to $1,165.9 million at September 30, 1998 from $1,096.5 million at December 31, 1997. This increase is due to market appreciation and additional net deposits of variable products partially offset by withdrawals. Invested assets in C.M. Life's general account portfolio at September 30, 1998 increased by $60.1 million, or 5.7% to $1,120.7 million from $1,060.6 million at December 31, 1997, due to in-force business growth and a $25.0 million capital contribution from MassMutual.

At September 30, 1998, C.M. Life had $1,120.7 million of invested assets in its general investment account. The portfolio of invested assets is managed to support product liabilities in light of yield, liquidity and diversification considerations. The general investment account portfolio does not include C.M. Life's separate investment account assets.

Bonds at September 30, 1998 were $648.8 million, representing a decrease of $15.7 million, or 2.4% from $664.5 million at December 31, 1997. This decrease was the result of a switch in investing activity to increased investment in cash and derivative instruments included in other investments discussed below.

Mortgage loans at September 30, 1998 were $103.0 million, representing an increase of $1.4 million, or 1.4% from $101.6 million at December 31, 1997 due to increased funds available for investment as a result of C. M. Life's expanding business. For the nine months ended September 30, 1998 $22.2 million of new loans were issued and $20.7 million were retired.

Other investments, consisting of financial options, interest rate caps and floors, preferred stocks and affiliated common stocks were $73.5 million at September 30, 1998, representing an increase of $9.9 million or 15.6%, from $63.6 million at December 31, 1997. Of this increase, financial options, interest rate caps and floors increased $5.9 million or 268.2% to $8.1 million from $2.2 million at December 31, 1997. The Company has increased its investment in a combination of cash and derivatives as a result of favorable market conditions in these investments as compared to other investment alternatives.

Cash and short-term investments at September 30, 1998 were $150.0 million, representing an increase of $61.6 million, or 69.7% from $88.4 million at December 31, 1997 as a result of increased funds available for investment provided by operating activities and a $25.0 million capital infusion from the parent.

Policy loans at September 30, 1998 were $145.4 million, representing an increase of $2.9 million, or 2.0%, from $142.5 million at December 31, 1997.

Total liabilities at September 30, 1998 were $2,195.4 million, representing an increase of $89.4 million, or 4.3%, from $2,106.0 million at December 31, 1997. As with assets, most of this growth occurred in the separate investment accounts as discussed above.

Policyholders' reserves and funds at September 30, 1998 were $964.5 million, representing an increase of $13.5 million, or 1.4%, from $951.0 million at December 31, 1997. This increase is primarily attributable to growth from interest credited and new sales, partially offset by transfers to separate accounts and withdrawals.

Shareholder's Equity
--------------------

Shareholder's equity was $152.1 million at September 30, 1998, an increase of $38.9 million, or 34.4%, from December 31, 1997. This increase was composed of
(i) additional paid in capital contributed by C.M. Life's parent, MassMutual, of $25.0 million, (ii) 1998 net income of $14.5 million, (iii) an increase of $6.5 million due to the change in Asset Valuation Reserve and General Investment Reserve, (iv) an increase of $1.4 million due to other changes, and (v) $8.5 million of unrealized capital losses.

Liquidity
---------

Net cash provided by operating activities was $37.4 million and $44.7 million for the periods ended September 30, 1998 and 1997, respectively. In 1998, net cash provided by operating activities decreased by $7.3 million as compared to 1997, primarily due to increased net transfers to the separate account partially offset by increased investment income, reduced death claims and increased sales of universal and other life products. Loans and purchases of investments and sales and maturities of investments and receipts from repayments of loans increased $185.6 million and $214.2 million, respectively, for the period ended September 30, 1998 compared to the period ended September 30, 1997 due to increased investing activity as a result of market conditions and normal growth. This resulted in a net decrease in net cash used by investing activities of $28.6 million from $29.4 million during the period ended September 30, 1997 to $0.8 million during the period ended September 30, 1998. In the second quarter 1998, C.M. Life's parent, MassMutual, made a $25.0 million surplus contribution to supply C.M. Life with cash flow and the capital needed to support the Company's continued business growth. The Board of Directors of MassMutual has authorized, if needed, the contribution of funds to C.M. Life sufficient to meet the capital requirements of all states in which C.M. Life is licensed to do business.

Capital Resources
-----------------

C.M. Life's total adjusted capital as defined by the NAIC was $168.9 million at September 30, 1998. C.M. Life's total adjusted capital was well in excess of all Risk Based Capital standards at September 30, 1998 and December 31, 1997.

Year 2000 Issue
---------------

Like other businesses and governments around the world, C.M. Life could be adversely affected if the computer systems used by the company and those with which it does business do not properly recognize the year 2000. This is commonly known as the "Year 2000 issue."

In 1996, C.M. Life's parent company, MassMutual, began an enterprise-wide process of identifying, evaluating and implementing changes to computer systems and applications software to address the Year 2000 issue on its own behalf and on behalf of certain subsidiaries, including C.M. Life. MassMutual operates each insurance subsidiary pursuant to a management services agreement. In accordance with the management services agreement between MassMutual and C.M. Life (the "Management Services Agreement"), MassMutual's Project 2000 incorporates Year 2000 accommodation for C.M. Life.

Risks. The Year 2000 issue affects virtually all organizations. Moreover,
------
because of the interdependencies of information technology and non-information technology systems, complete Year 2000 compliance is beyond the ability of any one company to achieve. The potential impact of such inter-dependencies is not known and cannot be predicted. Vigorous and coordinated Year 2000 compliance efforts throughout the public and private sectors are required to avoid disruption after 1999.

Failure to correct the Year 2000 issue could result in disruption of the Company's business. More specifically, the Company could be materially adversely affected if vendors, customers, service providers, governments and utilities with which the Company does business are not ready for the Year 2000. The possible consequences of the Company or its business partners not being ready for the Year 2000 may include, among other things, the inability to process premiums, to purchase or sell investments, or to process claims and other benefits. However, the Company believes that the Project 2000 program described below should reduce the adverse affect any such disruptions may have.


Project 2000. Project 2000 is the name of the corporate-wide program at
-------------
MassMutual that is responsible for addressing all requirements associated with the century date change. Project 2000 operates under the leadership, direction, and accountability of MassMutual's senior management and is coordinated through a corporate-wide Project 2000 Office. MassMutual has identified Project 2000 as one of its highest priorities. The Project 2000 Office oversees all aspects of Year 2000 accommodation and computer systems activities through close coordination with representatives from every systems and business unit.

"Year 2000 Compliance." At MassMutual, in order for a system or application to
-----------------------
be deemed "Year 2000 Compliant," the system or application must demonstrate that it can successfully accommodate the Year 2000 date and beyond. This designation requires, among other things, multiple levels of testing in current-date and future-date environments. All computer hardware, computer operating software and applications systems must go through this process, even if the vendor claims the product is "Year 2000 Compliant."

Testing must successfully demonstrate

= Rolling over the century date, from the last processing day in 1999 through the first processing day in 2000.

=    Handling leap year processing in 2000.

= Transitioning from 2000 into 2001, including Julian calendar date processing.

In addition, each application is examined for additional dates pertinent to its particular processing requirements. Successful future-date testing of these application-specific dates with appropriately aged data is also required before the application is designated "Year 2000 Compliant."

Future-date Testing. Future-date testing is important because it mimics the
--------------------
environment, data and application as it will exist after 1999. At MassMutual, future-date testing occurs in separate computer environments. Full production volume future-date testing is also conducted periodically at MassMutual's disaster-recovery site.

Testing of MassMutual's computer technology hardware and software will continue through 1999. During the remainder of 1998 and in 1999, MassMutual will also focus on keeping previously tested applications "Year 2000 Compliant." Future-date testing will also continue when necessary. In addition, MassMutual will be joining with third parties with which it and C.M. Life do business, to test services.

Costs. MassMutual's multi-year Project 2000 is currently estimated to be less
------
than $90 million enterprise-wide. Approximately $54 million had been spent as of September 30, 1998. A portion of these costs is allocated to C.M. Life pursuant to the Management Services Agreement. The costs are being currently expensed, and when measured against net gain from operations before dividends, are not material to either MassMutual or C.M. Life.

Staffing. MassMutual currently has approximately 250 systems employees and 100
---------
consultants working full time on Project 2000. In addition, approximately 100 employees from the business areas are working part-time on Project 2000.

Systems Compliance (Computer Technology Hardware and Software). The scope of the
---------------------------------------------------------------
Project 2000 Office activities includes all information technology department-supported applications, underlying software, and technical infrastructure. In addition, the Project 2000 Office provides technical environment coordination for efficient and effective test scheduling.

Code conversion of all critical information technology department-supported applications is expected to be substantially complete by December 31, 1998. MassMutual's critical computer technology hardware and software, including the critical systems supporting C.M. Life operations, is expected to be substantially "Year 2000 Compliant" by December 31, 1998.

"Non-IT (information technology)" Systems Compliance. Project 2000 also
-----------------------------------------------------
addresses the core infrastructure (for example, heating, air conditioning, securities, telecommunications, and elevators) needed for MassMutual to conduct business. MassMutual's critical core infrastructure is expected to be substantially "Year 2000 Compliant" by December 31, 1998.

Business Compliance. The responsibilities of the Project 2000 Office include
--------------------
remediation of end-user applications, including desktop and spreadsheet applications. It also includes risk management of any business function relying on third (external) parties (see discussion below regarding third parties and contingency plans).

The business compliance program was initiated at the beginning of 1998. The end-user inventory is planned to be complete by December 31, 1998. All business areas, including those supporting C.M. Life operations, are expected to be substantially "Year 2000 Compliant" by June 30, 1999.

Third Parties. MassMutual is seeking assurances from vendors, customers, service
--------------
providers, governments and others with which MassMutual and C.M. Life conduct business, to determine their Year 2000 readiness. MassMutual has identified third parties upon which it and C.M. Life rely for mission-critical systems, including banks and other financial service providers. MassMutual has contacted most of these parties regarding their readiness for the Year 2000, and is in the process of contacting the remainder. MassMutual will consider the responses to these inquiries in the development of any contingency plans needed regarding Year 2000.

Contingency Plans. Contingency plans may be necessary in the event that
------------------
MassMutual or the third parties with which MassMutual and C.M. Life have a material relationship are not able to accommodate the Year 2000 as planned. MassMutual is currently identifying areas requiring Year 2000 contingency plans and the decision points to execute them. MassMutual intends to supplement its existing business and systems recovery plans with Year 2000 requirements. Some contingency plans may be developed during the second and third quarters of 1999. Completion of any remaining needed contingency plans is targeted for the fourth quarter, 1999.

Segment Information
-------------------

C.M. Life's operations consists of one business segment, which was principally the sale of universal life insurance and annuity products. C.M. Life is not dependent upon any single customer and no single customer accounted for more than 10% of revenues for the three and nine month periods ended September 30, 1998 and 1997 or for any period presented.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    C.M. Life Insurance Company
                                             (Registrant)


Date:  November 13, 1998            By: /s/ Lawrence V. Burkett, Jr.*
       -----------------                -----------------------------
                                        Lawrence V. Burkett, Jr.
                                        Director, President and Chief Executive
                                        Officer (Principal Executive Officer)

Date:  November 13, 1998            By: /s/ John Miller, Jr.*
       -----------------                ---------------------
                                        John Miller, Jr.
                                        Vice President and Comptroller
                                        (Chief Accounting Officer)

/s/ Richard M. Howe
-------------------
*Richard M. Howe
      On November 13, 1998 as Attorney in Fact, pursuant to Power of Attorney filed on March 23, 1998.