Form 10-K
period 1998-12-31
C M LIFE INSURANCE CO
filed 1999-03-29
CIK 883232

       S E C U R I T I E S  A N D  E X C H A N G E  C O M M I S S I O N

                            Washington, D.C. 20549

                      -----------------------------------

                                   FORM 10-K


[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998


[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    --------------


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


                       --------------------------------


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

Registrant has 12,500 shares of common stock outstanding on March 22, 1999 all of which are owned by Massachusetts Mutual Life Insurance Company.

                                    PART I



Item 1.  Business
-----------------

We are a stock life insurance company located at 140 Garden Street, Hartford, Connecticut, 06154, and were chartered by a Special Act of the Connecticut General Assembly on April 25, 1980. We are principally engaged in the sale of life insurance and annuities, primarily flexible premium universal life insurance and variable annuity products. We distribute these products through career agents, registered financial planners and brokers. We are licensed to sell life insurance and annuities in Puerto Rico, the District of Columbia and all 50 states, except New York. Effective March 1, 1996, we became a wholly-owned stock life insurance subsidiary of Massachusetts Mutual Life Insurance Company ("MassMutual") when the operations of our former parent, Connecticut Mutual Life Insurance Company were merged with and into MassMutual.

Functionally, we are part of MassMutual's operations, and as a result, a discussion of MassMutual's operations is useful for an understanding of our business.

MassMutual is a mutual life insurance company organized as a Massachusetts corporation which was originally chartered in 1851. As a mutual life insurance company, MassMutual has no shareholders. MassMutual's primary business is ordinary life insurance. MassMutual also provides, directly or through its subsidiaries, a wide range of annuity and disability products, and pension and pension-related products and services, as well as investment services to individuals, corporations and other institutions in all 50 states of the United States, Puerto Rico and the District of Columbia. MassMutual and its subsidiaries or affiliates are also licensed to transact business in six provinces of Canada, Chile, Argentina, Bermuda and Luxembourg although its operations in such jurisdictions are not material.

MassMutual's principal lines of business are:
 .    Individual Line of Business, which includes life, disability, annuities, large corporate life insurance and investment products and services;
 .    Retirement Services, which provides group pension investment products and administrative services, primarily to sponsors of tax qualified retirement plans;
 .    MassMutual Investment Group, which provides investment advisory services to
     MassMutual, its affiliates and various outside individual and institutional investors through MassMutual's investment management staff and its principal subsidiaries: OppenheimerFunds, Inc., David L. Babson and
     Company, Inc., Antares Capital Corporation, and Cornerstone Real Estate Advisors, Inc.

Our direction and operations are guided by a statement of corporate vision. Under that vision we manage our operations to maintain a financially strong and efficient enterprise. Our long-term objectives are to maintain corporate financial strength, enhance policyholder value, and generate and sustain growth. We have pursued these objectives by:

(a)  emphasizing profitability through refined product pricing,

(b)  sophisticated asset/liability management,

(c)  rigorous expense control,

(d)  prudent underwriting standards,

(e)  the adoption of efforts to improve persistency and retention levels, and

(f) continued commitment to the high credit quality of our general account investment portfolio.

Products

We sell term, universal life, variable life and variable annuity products. The Regular Series Universal Life product is an interest-sensitive, flexible-premium, universal life policy. An additional universal life product is an Employee Series Universal Life product sold as a flexible-premium universal life policy for use in employer-sponsored sales. We sell these products in all states except New York. We also sell Universal Life Enterprise Plus as a flexible-premium, non-participating interest-sensitive universal life policy. In 1996, we introduced Enterprise Survivorship Universal Life. In 1998, we introduced Survivorship Variable Universal Life, a survivorship flexible premium adjustable variable life insurance policy. In the first quarter of 1999, we introduced a variable universal life product, a flexible premium adjustable variable life insurance policy.

Our annuity products include CM Windows, Panorama Plus Variable Annuity ("Panorama Plus"), and Panorama Premier Variable Annuity ("Panorama Premier".)

CM Windows is a single-premium deferred annuity paying a fixed interest rate guaranteed for the life of the contract. This product is not registered with the Securities and Exchange Commission ("SEC"). We sell CM Windows through any licensed agent or broker who is contracted with us.

Panorama Plus is distributed by MML Distributors, LLC ("MML Distributors"), formerly Connecticut Mutual Financial Services, LLC, and MML Investors Services, Inc. ("MMLISI") and allows for investment in the Panorama Plus Separate Account or our general account. The Panorama Plus Separate Account invests in shares of Panorama Series Fund, Inc. and in shares of Oppenheimer Variable Account Funds. As of May 1, 1999, it will invest in T. Rowe Price Equity Series, Inc., American Century Variable Portfolios and Fidelity Variable Insurance Products Fund II. The general account provides for a guaranteed interest rate and the protection of principal. We declare quarterly interest rates, which are guaranteed never to fall below 3 percent per year. Amounts invested in Panorama Plus may be divided among the funds invested in the Panorama Plus Separate Account, an account maintained separately from our general accounts to invest purchase payments into underlying funds, the general account, or any combination thereof. Panorama Plus is registered with the SEC. We sell Panorama Plus through licensed representatives of broker-dealers who maintain a current selling group agreement with MML Distributors, as well as, registered representatives of MMLISI.

Panorama Premier is distributed by MML Distributors and MMLISI, and allows for investment in the Panorama Premier segment of the C.M. Multi-Account A, separate account, or our general account. The Panorama Premier segment of the separate account invests in shares of Panorama Series Fund, Inc., shares of Oppenheimer Variable Account Funds, the MML Series Investment Fund, T. Rowe Price Equity Series, Inc., American Century Variable Portfolio and Fidelity Variable Insurance Fund II. The general account provides for a guaranteed interest rate and the protection of principal. We declare quarterly interest rates, which are guaranteed never to fall below 3 percent per year. Amounts invested in Panorama Premier may be divided among the investment portfolios of the Panorama Premier Division of the separate account, the general account, or any combination thereof. Panorama Premier is registered with the SEC. We sell Panorama Premier through licensed representatives of broker-dealers who maintain a current selling group agreement with MML Distributors, as well as registered representatives of MMLISI.


Reinsurance


We cede a portion of our life insurance business to MassMutual and to other insurers in the normal course of business. Our retention limit per individual insured is $12.0 million; the portion of the risk exceeding the retention limit is reinsured with other insurers. We are contingently liable with respect to ceded reinsurance in the event any reinsurer is unable to fulfill its contractual obligations.

We have a modified coinsurance quota-share reinsurance agreement with MassMutual whereby we cede 75% of the premiums on certain universal life policies. In return, MassMutual pays us a stipulated expense allowance, death and surrender benefits, and a modified coinsurance adjustment based upon experience. Reserves for payment of future benefits for the ceded policies are retained by us.

We also have a stop-loss agreement with MassMutual under which we cede claims which, in aggregate, exceed 18% of the covered volume for any year, with maximum coverage of $25.0 million above the aggregate limit. The aggregate limit was $36.9 million in 1998, $35.6 million in 1997, and $28.1 million in 1996 and it was not exceeded in any of the years. We paid approximately $1.0 million in premiums to MassMutual under the agreement in 1998 and 1997, and $0.4 million in 1996.


Competition

The life insurance industry is highly competitive. There are more than 1,700 life insurance companies in the United States, many of which offer insurance products similar to those we market. In addition to competition within the industry, insurers are increasingly facing competition from non-traditional sources in the financial services industry. Such businesses, include mutual funds, banks, securities brokerage houses and other financial services entities. Many of our competitors provide alternative investment and savings vehicles for consumers. Legislative initiatives currently proposed at the federal level would, if enacted, reorder the financial services industry, thereby changing the environment in which we compete.

We believe our financial strength, agent skill and historical product performance provide competitive advantages for the products we offer in these markets. Our and MassMutual's financial strength continues to be recognized favorably by the rating agencies. Our and MassMutual's year end 1998 rating were again among the highest enjoyed by any company in any industry. Our and MassMutual's AAA (Extremely Strong) financial strength rating from Standard & Poor's, A++ (Superior) financial strength rating from A.M. Best, and AAA claims-paying rating from Duff & Phelps were the highest possible. Our and MassMutual's Aa1 financial strength rating from Moody's Investors Service was the highest in its "Excellent" category.

Each rating agency independently assigns ratings based on its own separate review and takes into account a variety of factors (which are subject to change in making its decision). Accordingly, there can be no assurance of the ratings that will be afforded us in the future.


Transactions with MassMutual

We have an agreement with MassMutual. MassMutual, for a fee, furnishes us, as required, operating facilities, human resources, computer software development and managerial services. Also, MassMutual provides us with investment and administrative services pursuant to a management services agreement with MassMutual. We had similar arrangements with Connecticut Mutual Life Insurance Company, our former parent, prior to our merger with MassMutual. Fees incurred under the terms of these agreements were $74.1 million in 1998, $39.7 million in 1997, and $45.9 million in 1996.

In addition, as discussed earlier, we have a modified coinsurance quota-share reinsurance agreement on certain universal life policies and a stop-loss agreement with MassMutual.

Prior to March 1, 1996, we had an underwriting agreement with our affiliates GR Phelps & Co., Inc. and MML Distributors LLC. Under this agreement, these affiliates paid commissions and received the cash flows from variable annuity contract fees. Effective March 1, 1996, this agreement was cancelled, and we began paying all commissions and retained the right to the related future cash flows from contract fees.


Regulation

We are organized as a Connecticut stock life insurance company, and are subject to Connecticut laws governing insurance companies. We are regulated and supervised by the State of Connecticut Insurance Commissioner. By March 1 of every year, we must prepare and file an annual statement, in a form prescribed by the State of Connecticut Insurance Department, as of December 31 of the preceding year. The Commissioner's agents have the right at all times to review or examine our books and assets. A full examination of our operations is conducted periodically according to the rules and practices of the National Association of Insurance Commissioners. We are also subject to the insurance laws of the states in which we are authorized to do business, to various federal and state securities laws and regulations, and to regulatory agencies that administer those laws and regulations.

We are licensed to transact our insurance business in, and are subject to regulation and supervision by the Commonwealth of Puerto Rico, the District of Columbia and all 50 states of the United States, except New York. The extent of such regulation varies. However, most jurisdictions have laws and regulations requiring the licensing of insurers and their agents, and setting standards of solvency and business conduct to be maintained by licensed insurance companies, and may regulate withdrawal from certain markets. In addition, statutes and regulations usually require the approval of policy forms and, for certain lines of insurance, the approval of rates. Such statutes and regulations also prescribe the permitted types and concentration of investments. We are also subject to regulation of our accounting methodologies and are required to file detailed annual financial statements with supervisory agencies in each of the jurisdictions in which we do business. Each of our operations and accounts are also subject to examination by such agencies at regular intervals.

All 50 states of the United States, the District of Columbia and Puerto Rico have insurance guaranty fund laws requiring insurance companies doing business within those jurisdictions to participate in guaranty associations. Guaranty associations are organized to pay contractual obligations under insurance policies and certificates issued under group insurance policies, issued by impaired or insolvent life insurance companies. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state. Levies are calculated on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired or insolvent insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets, usually over a period of years.

In addition to regulation of our insurance business, we are subject to various types of federal and state laws and regulations affecting the conduct, taxation and other aspects of our businesses. Certain policies and contracts we offer are subject to the federal securities laws administered by the Securities and Exchange Commission. We believe that we are in compliance, in all material respects, with all applicable regulations.


New Accounting Pronouncements

In March 1998, the National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles ("Codification"). Codification provides a comprehensive guide of statutory accounting principles for use by insurers in all states and is expected to become effective not later than January 1, 2001. The effect of adopting Codification shall be reported as an adjustment to shareholder's equity on the effective date. We are currently reviewing the impact of Codification. However, since the Department of Insurance of the State of Connecticut has not approved Codification, we cannot determine the ultimate impact at this time.

Item 2.  Properties
-------------------

Our principal office is located at 140 Garden Street, Hartford, Connecticut.


Item 3.  Legal Proceedings
--------------------------

We are involved in litigation arising in and out of the normal course of business. We intend to defend these actions vigorously. While the outcome of litigation cannot be foreseen with certainty, it is our opinion, after consultation with legal counsel, that the ultimate resolution of these matters will not materially impact our financial position, results of operations or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

There were no matters submitted to a vote of security holders during 1998, other than routine corporate governance matters.





                                     PART II




Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------


We are a wholly owned subsidiary of Massachusetts Mutual Life Insurance Company, and as such, there is no market for our common stock.



Item 6. Selected Financial Data
-------------------------------


We have prepared the accompanying statutory financial information, included in this filing, in conformity with the practices of the National Association of Insurance Commissioners ("NAIC") and the accounting practices prescribed or permitted by the Insurance Department of the State of Connecticut ("statutory accounting practices").

The following statutory information for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 has been derived from our audited statutory financial statements. The 1998, 1997 and 1996 statutory financial statements have been audited by PricewaterhouseCoopers LLP, independent accountants. The 1995 and 1994 statutory financial statements were audited by auditors other than PricewaterhouseCoopers LLP.

The accompanying statutory financial statements are different in some respects from financial statements prepared to conform with generally accepted accounting principles ("GAAP"). The more significant differences are as follows:

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

(c) bonds are generally carried at amortized cost whereas GAAP generally requires they be reported at fair value;

(d) deferred income taxes are not provided for book-tax timing differences as would be required by GAAP; and

(e) payments received for universal life, variable life and variable annuities are reported as premium revenue, whereas under GAAP, these payments would be recorded as deposits to policyholders' account balances.

In accordance with the life insurance laws and regulations under which we operate, we are obligated to carry on our books, as liabilities, actuarially determined reserves to meet our obligations on outstanding contracts. We develop reserves for life insurance contracts using accepted actuarial methods computed principally on the net level premium, the Commissioners' Reserve Valuation Method and the California Method bases using the 1980 Commissioners' Standard Ordinary mortality tables with assumed interest rates ranging from 3.0 to 4.5 percent. We develop reserves for individual annuities based on accepted actuarial methods, principally, the Commissioner's Annuity Reserve Valuation Method at interest rates ranging from 5.3 to 9.0 percent.

We maintain an asset valuation reserve ("AVR") and an Interest Maintenance Reserve ("IMR"), in compliance with regulatory requirements. The AVR and other investment reserves stabilize shareholder's equity against declines in the value of bonds. The IMR captures after-tax realized capital gains and losses that result from changes in the overall level of interest rates, for all types of fixed income investments. The IMR amortizes these capital gains and losses into income using the grouped method over the remaining life of the investment sold or over the remaining life of the underlying asset. We have included the IMR in other liabilities on the Statutory Statement of Financial Position.

The following information should be read in conjunction with, and is qualified in its entirety by, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and other information included elsewhere in this filing. The results for past accounting periods are not necessarily indicative of the results to be expected for any future accounting period.

                           C.M. Life Insurance Company
                       Selected Historical Financial Data
                        For the Years Ended December 31,
                                 ($ In Millions)

                                                                 1998         1997        1996        1995         1994
                                                                 ----         ----        ----        ----         ----
Revenue:
    Premium income ......................................     $   406      $   331     $   314     $   261      $   251
    Net investment income ...............................          82           75          75          69           60
    Fees and other income ...............................           6            8           9          20           25
                                                              -------      -------     -------     -------      -------
                                                                  494          414         398         350          336
                                                              -------      -------     -------     -------      -------
Benefits and expenses:
    Policyholders' benefits and payments ................         185          100          99          59           42
    Addition to policyholders' reserves and funds........         169          201         218         216          234
    Operating expenses ..................................          72           50          45          32           15
    Commissions .........................................          49           33          25          14            7
    State taxes, licenses and fees ......................           8            3           3           5            4
                                                              -------      -------     -------     -------      -------
                                                                  483          387         390         326          302
                                                              -------      -------     -------     -------      -------
Net gain from operations before federal--
    income taxes ........................................          11           27           8          24           34
Federal income taxes ....................................           7           19           6           9           14
                                                              -------      -------     -------     -------      -------
Net gain from operations ................................           4            8           2          15           20
Net realized capital (loss) .............................          (1)          --          --          (1)          (2)
                                                              -------      -------     -------     -------      -------
Net income ..............................................     $     3      $     8     $     2     $    14      $    18
                                                              =======      =======     =======     =======      =======

Assets:
    General account .....................................     $ 1,212      $ 1,123     $ 1,087     $ 1,029      $   912
    Separate account ....................................       1,319        1,096         780         531          310
                                                              -------      -------     -------     -------      -------
    Total assets ........................................     $ 2,531      $ 2,219     $ 1,867     $ 1,560      $ 1,222
                                                              =======      =======     =======     =======      =======

Liabilities:
    Policyholders' reserves and funds ...................     $   996      $   951     $   907     $   868      $   784
    Asset valuation and investment reserves .............          24           27          22          20            6
    Other liabilities ...................................          51           32          48          28           18
    Separate account reserves and liabilities ...........       1,319        1,096         780         531          310
                                                              -------      -------     -------     -------      -------
    Total liabilities ...................................       2,390        2,106       1,757       1,447        1,118
                                                              -------      -------     -------     -------      -------

Shareholder's Equity:
    Common stock ........................................           2            2           2           2            2
    Paid-in capital and contributed surplus(1) ..........          69           44          44          44           44
    Unassigned surplus ..................................          70           67          64          67           58
                                                              -------      -------     -------     -------      -------
    Total shareholder's equity ..........................         141          113         110         113          104
                                                              -------      -------     -------     -------      -------
Total liabilities and shareholder's equity ..............     $ 2,531      $ 2,219     $ 1,867     $ 1,560      $ 1,222
                                                              =======      =======     =======     =======      =======

Total adjusted capital data (2)
    Total shareholder's equity ..........................     $   141      $   113     $   110     $   113      $   104
    Asset valuation reserve .............................          22           23          18          16            6
                                                              -------      -------     -------     -------      -------
    Total adjusted capital ..............................     $   163      $   136     $   128     $   129      $   110
                                                              =======      =======     =======     =======      =======

(1) In 1998, we received a surplus contribution of $25 million from MassMutual.
(2) Defined by the NAIC as surplus plus Asset Valuation Reserve.
We reclassified prior year amounts to conform with current year presentation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
        of Operations
        -------------



General

You should read the following discussion in conjunction with the Statutory Financial Statements, Notes to Statutory Financial Statements and Selected Historical Financial Data.

Our direction and operations are guided by a statement of corporate vision. Under that vision we manage our operations to maintain a financially strong and efficient enterprise. Our long-term objectives are to maintain corporate financial strength, enhance policyholder value, and generate and sustain growth. We have pursued these objectives by:

 .  emphasizing profitability through refined product pricing,

 .  sophisticated asset/liability management,

 .  rigorous expense control,

 .  prudent underwriting standards,

 .  the adoption of efforts to improve persistency and retention levels, and

 . continued commitment to the high credit quality of our general account investment portfolio.

Results of Operations

For the Year Ended December 31, 1998
Compared to the Year Ended December 31, 1997

The following table sets forth the components of our net income:

                                                        Years Ended December 31,
                                                        ------------------------

                                                          1998           1997
                                                          ----           ----
                                                             (In Millions)
Revenue:
  Premium income ............................            $ 406             $ 331
  Net investment income .....................               82                75
  Fees and other income .....................                6                 8
                                                         -----             -----
    Total revenue ...........................              494               414
                                                         -----             -----
Benefits and expenses:
  Policyholders' benefits and
   payments .................................              185               100
  Addition to policyholders'
   reserves and funds .......................              169               201
  Expenses, commissions and
   state taxes ..............................              129                86
                                                         -----             -----
    Total benefits and expenses .............              483               387
                                                         -----             -----
Net gain from operations
   before federal income taxes ..............               11                27
Federal income taxes ........................                7                19
                                                         -----             -----
Net gain from operations ....................                4                 8
Net realized capital loss ...................               (1)               --
                                                         -----             -----
Net income ..................................            $   3             $   8
                                                         =====             =====

Net income decreased $5 million, or 62.5%, to $3 million in 1998 from $8 million in 1997. We attribute this decrease primarily to the continued growth in our business, which resulted in increased policyholders' benefits and payments, commissions and expenses, partially offset by increased premium income.

The following table sets forth premium, sales, and other information for our products:

                                                                  Years Ended December 31,
                                                     1998                                      1997
                                                     ----                                      ----
                                                                      ($ In Millions)
                                       Gross        Ceded         Net                Gross       Ceded         Net
    Premium income
      Universal and other life          $204         $ (59)        $145               $164        $ (47)        $117
      Annuities                          261             -          261                214            -          214
                                        ----         -----         ----               ----        -----         ----
    Total                               $465         $ (59)        $406               $378        $ (47)        $331
                                        ====         =====         ====               ====        =====         ====

    Universal and other life insurance sales - face amount      $14,863                                      $14,189
    Universal and other life insurance in force - face amount   $47,088                                      $36,148
    Universal and other life insurance - number of policies
       in force (in whole units)                                159,684                                      136,794



Premium income, net of reinsurance ceded, increased $75 million, or 22.7%, to $406 million in 1998 from $331 million in 1997. We attribute this increase primarily to a 23.9% increase in premiums of universal and other life products and a 22.0% increase in premiums of variable annuity products over the prior year. The increase in premium for life insurance products is largely attributable to continued growth in sales of universal and term life products, and the introduction of a new variable life product. Variable annuity premiums have also increased due to the continuing strong growth in sales of these products. The increase in sales comes from MassMutual's career agency system, partially offset by a decrease in sales from brokers. Our business mix remained stable. Universal and other life products comprised 35.7% of total premium income during 1998, compared to 35.3% in 1997. Annuity products were 64.3% of total premium income in 1998, compared to 64.7% in 1997.

Net investment income increased $7 million, or 9.3%, to $82 million in 1998 from $75 million in 1997. We attribute this increase primarily to a 7.6% increase in average invested assets and an increase in the gross yield for the investment portfolio to 7.9% in 1998 from 7.6% in 1997.

The components of net investment income are set forth in the table below:

                                                        Years Ended December 31,
                                                          1998           1997
                                                          ----           ----
                                                             (In Millions)
Gross Investment Income
  Bonds ........................................           $48           $53
  Mortgage loans ...............................             8             5
  Other investments ............................            10             4
  Policy loans .................................            12            11
  Cash and short-term investments ..............             6             4
                                                           ---           ---
  Total gross investment income ................            84            77
Less:  investment expenses .....................             2             2
                                                           ---           ---
Net investment income ..........................           $82           $75
                                                           ===           ===

The decrease in gross investment income from bonds is due to declining portfolio yields. Bond yields are declining as older, higher yielding bonds mature and are replaced with new bonds that have lower yields. The increase in income from mortgage loans is due to an increase in the size of the mortgage portfolio. The increase in gross investment income on other investments results from increased investment in financial options as a result of favorable market conditions and a second quarter dividend received from an affiliated mutual fund. Fluctuations in market conditions will impact future investment results.

Fees and other income decreased $2 million, or 25.0%, to $6 million in 1998 from $8 million in 1997. We attribute this decrease primarily to reinsurance activity with MassMutual, partially offset by higher fees collected from separate accounts. The components of fees and other income are primarily commissions and expense allowances on reinsurance ceded, which decreased $1 million, or 7.1%, to $13 million in 1998 from $14 million in 1997. The decrease resulted from credits we received on our modified coinsurance agreement with MassMutual, and a reserve adjustment on reinsurance ceded

(recorded as a charge to other income) which increased $4 million, or 23.5%, to $21 million in 1998 from $17 million in 1997. This impact from reinsurance activity was partially offset by an increase in separate account fees of $3 million, or 27.3%, to $14 million in 1998 from $11 million in 1997. The increase in separate account fees is due to an increase in administration fees, which is consistent with an increase in the number of policies and amount of insurance in force.

Policyholders' benefits and payments increased $85 million, or 85.0%, to $185 million in 1998 from $100 million in 1997. We attribute this increase primarily to surrender benefits, which increased $87 million, or 138.1%, to $150 million in 1998 from $63 million in 1997, due to increased variable and fixed annuity withdrawals and contract surrenders. This increase reflects the growth in the block of business and market volatility. The life insurance lapse rate, which is based upon the amount of insurance in force, increased to 6.7% for 1998 compared to 6.5% for 1997.

Addition to policyholders' reserves and funds decreased $32 million, or 15.9%, to $169 million in 1998 from $201 million in 1997. We attribute this decrease primarily to slower growth in 1998 compared to 1997 in separate account deposits and an increase in separate account withdrawals.

Expenses, commissions and state taxes increased $43 million, or 50.0%, to $129 million in 1998 from $86 million in 1997. We attribute this increase primarily to increased commissions and other acquisition expenses associated with the production of new business.

Federal income tax expense decreased $12 million, or 63.2%, to $7 million in 1998 from $19 million in 1997. Taxable income, which can differ significantly from statutory book income, decreased $24 million, or 48.0%, to $26 million in 1998 from $50 million in 1997. We attribute the decrease in taxable income primarily to the difference between statutory insurance reserves and tax reserves.

Realized capital losses, after the transfer to the Interest Maintenance Reserve ("IMR"), were $1 million in 1998, while there were no net realized capital gains or losses in 1997. We attribute the current year loss primarily to credit related mortgage loan losses, which are not transferred to the IMR.

Net realized capital gains (losses) were comprised of the following:

                                                       Years Ended December 31,
                                                         1998          1997
                                                         ----          ----
                                                            (In Millions)
Bonds ........................................           $ 4            $ 3
Mortgage loans ...............................            (1)            --
Other investments ............................             1             --
Federal income taxes .........................            (2)            (1)
                                                         ---            ---
Net realized capital gains
   before transfer to IMR ....................             2              2
Transfer to IMR ..............................            (3)            (2)
                                                         ---            ---
Net realized capital gain (loss) .............           $(1)           $--
                                                         ===            ===


For the Year Ended December 31, 1997 Compared to the Year Ended December 31,
1996

The following table sets forth the components of our net income:

                                                       Years Ended December 31,
                                                       ------------------------
                                                         1997           1996
                                                         ----           ----
                                                            (In Millions)
Revenue:
  Premium income .............................           $331           $314
  Net investment income ......................             75             75
  Fees and other income ......................              8              9
                                                         ----           ----
    Total revenue ............................            414            398
                                                         ----           ----
Benefits and expenses:
  Policyholders' benefits and
   payments ..................................            100             99
  Addition to policyholders'
   reserves and funds ........................            201            218
  Expenses, commissions and
   state taxes ...............................             86             73
                                                         ----           ----
    Total benefits and expenses ..............            387            390
                                                         ----           ----
Net gain from operations
   before federal income taxes ...............             27              8
  Federal income taxes .......................             19              6
                                                         ----           ----
Net gain from operations .....................              8              2
Net realized capital gain (loss) .............             --             --
                                                         ----           ----
Net income ...................................           $  8           $  2
                                                         ====           ====

For the year ended December 31, 1997, we had net income of $8 million, as compared with net income of $2 million in 1996. We attribute this $6 million increase primarily to increased sales of universal and other life products and a reduction in addition to policyholders' reserves and funds. This was partially offset by increased commissions, increased expenses associated with management services provided by MassMutual and increased federal income taxes attributable to taxable income in excess of book income.

The increase in commissions is primarily attributable to the modification of an underwriting agreement, discussed below.

Effective March 1, 1996, we modified our underwriting agreements with our brokers such that we will pay all future commissions relating to variable annuity contracts and in return, we will retain rights to all future contract fees and charges related to these contracts. Prior to the contract modification, our brokers paid variable annuity commissions in exchange for the rights to future contract fees and charges related to these contracts. We expect the future revenue on these contracts to exceed acquisition costs.


The following table sets forth premium, sales, and other information for our products:


                                                               Years Ended December 31,
                                                    1997                                     1996
                                                    ----                                     ----
                                                                   ($ In Millions)
                                       Gross       Ceded           Net          Gross       Ceded        Net
    Premium income
      Universal and other life         $164         $(47)         $117           $134       $(47)       $ 87
      Annuities ..............          214            -           214            227          -         227
                                       ----         ----          ----           ----       ----        ----
    Total ....................         $378         $(47)         $331           $361       $(47)       $314
                                       ====         ====          ====           ====       ====        ====

    Universal and other life insurance sales - face amount     $14,189                              $  7,113
    Universal and other life insurance in force - face amount  $36,148                              $ 24,358
    Universal and other life insurance - number of policies
       in force (in whole units)                               136,794                               111,138


Premium income, net of reinsurance ceded, increased $17 million to $331 million in 1997 from $314 million in 1996. We attribute this 5.4% growth in premiums to increased sales of universal and other life products, partially offset by a decrease in variable annuity products of 5.7% from the prior year. The result reflects a change in our business mix in which universal and other life products comprised 35.3% of total premium income during 1997 compared to 27.7% in 1996, while annuity products were 64.7% in 1997 compared to 72.3% in 1996. Variable annuity premiums have declined due to lower sales through the brokerage distribution channel and a shift in sales through MassMutual's distribution channels away from variable annuity products issued by us to variable annuity products issued by our affiliate, MML Bay State Life Insurance Company.

Net investment income was $75 million in both 1997 and 1996, as a result of a 3.7% increase in invested assets, offset by a decrease in the average gross yield for the portfolio, which was 7.6% in 1997 compared to 7.9% in 1996.

The components of net investment income are set forth below.

                                                  Years Ended December 31,
                                                      1997       1996
                                                      ----       ----
                                                         (In Millions)
Gross Investment Income
  Bonds .........................                      $53        $55
  Mortgage loans ................                        5          4
  Other investments .............                        4          3
  Policy loans ..................                       11         10
  Cash and short-term investments                        4          4
                                                       ---        ---
  Total gross investment income .                       77         76
Less:  investment expenses ......                        2          1
                                                       ---        ---
Net investment income ...........                      $75        $75
                                                       ===        ===

The decrease in gross investment income from bonds and the increase in mortgage loans reflects a shift in investment strategy toward mortgage loan assets. The increase in gross investment income from other investments reflects enhanced yield on investments in affiliated mutual funds.

Fees and other income decreased $1 million, to $8 million in 1997 from $9 million in 1996. We attribute this decrease primarily to reinsurance activity. The components of fees and other income are primarily commissions and expense allowances on reinsurance ceded, a reserve adjustment on reinsurance ceded and fees from separate accounts. The commission and expense allowance on reinsurance ceded decreased $1 million to $14 million in 1997 from $15 million in 1996. Commissions and expense allowances on reinsurance ceded represents charges incurred on our modified coinsurance agreement with MassMutual. The reserve adjustment on reinsurance ceded, which is a charge to other income, increased $3 million to $17 million in 1997 from $14 million in 1996. Fees from separate accounts have increased due to an increase in administration fees, which is consistent with an increase in the number of policies and amount of insurance in force.

Policyholders' benefits and payments increased $1 million, to $100 million in 1997 from $99 million in 1996. Annuity benefits increased $1 million, essentially due to increased variable and fixed annuity withdrawals. The life insurance lapse rate, which is based upon the amount of insurance in force, decreased to 6.5% for 1997 compared to 7.1% for 1996. Death claims, net of reinsurance, remained consistent between both years at $25 million.

Addition to policyholders' reserves and funds decreased $17 million to $201 million in 1997 from $218 million in 1996. Addition to policyholders' reserves and funds includes transfers (to) from the separate accounts based upon policyholder elections. We attribute the decrease primarily to a reduction in the growth of separate account deposits and an increase in separate account withdrawals.

Expenses, commissions, and state taxes increased $13 million, to $86 million in 1997 from $73 million in 1996. We attribute this increase primarily to increased expenses and commissions associated with the production of new business and the modification of our variable annuity underwriting agreements with our brokers.

Federal income tax expense increased $13 million, to $19 million in 1997 from $6 million in 1996. Taxable income increased $31 million, to $50 million in 1997 from $19 million in 1996. We attribute this increase in taxable income primarily to the difference between statutory insurance reserves and tax reserves and the timing of the tax deductibility of acquisition costs.

Net realized capital gains (losses) were comprised of the following:


                                                   Years Ended December 31,
                                                      1997          1996
                                                      ----          ----
                                                        (In Millions)
Bonds                                                  $ 3           $ 1
Mortgage loans                                          --            (2)
Other investments                                       --             4
Federal income taxes                                    (1)           (2)
                                                       ---           ---
Net realized capital gain
   before transfer to IMR                                2             1
Transfer to IMR                                         (2)           (1)
                                                       ---           ---
Net realized capital gain (loss)                       $--           $--
                                                       ===           ===

The 1997 gain of $3 million from bonds was primarily interest related and was transferred to IMR net of tax, while in 1996, the $4 million gain from other investments was primarily generated by the sale of common stock.

Statement of Financial Position

Assets

Total assets increased $312 million, or 14.1%, to $2,531 million at December 31, 1998, from $2,219 million at December 31, 1997. We attribute this increase primarily to continued growth in our separate accounts, which increased by $223 million, or 20.3%, to $1,319 million at December 31, 1998, from $1,096 million at December 31, 1997. We attribute this increase primarily to significant market appreciation and continued deposits of variable products, partially offset by withdrawals.

General account assets increased $89 million, or 7.9%, to $1,212 million as of December 31, 1998, from $1,123 million as of December 31, 1997. We attribute this increase primarily to increases in mortgage loans, bonds, cash and short-term investments, and other investments. These increases were primarily the result of our continued growth.

Bonds increased $18 million, or 2.7%, to $683 million at December 31, 1998, from $665 million at December 31, 1997. While U. S. Treasury and other government holdings decreased as of December 31, 1998, they were more than offset by increases in both mortgage-backed and corporate securities holdings as compared with December 31, 1997. Bonds and short-term securities in NAIC classes 1 and 2 were 61.0% of general account invested assets at December 31, 1998, as compared to 64.9% at December 31, 1997. The percentage of our general account invested assets representing bonds and short-term investments in NAIC classes 3 through 6 was 8.0% at December 31, 1998, and 5.9% at December 31, 1997.

Mortgage loans increased $24 million, or 23.5%, to $126 million at December 31, 1998, from $102 million at December 31, 1997. We attribute this increase primarily to continuation of our strategy of increasing our investments in mortgage loans. For the year ended December 31, 1998, $53 million of new loans were issued and $27 million were retired. See "Investments" for discussion of investment reserves.

Other investments consisting of derivatives, preferred stocks and affiliated common stocks increased $12 million, or 18.8%, to $76 million at December 31, 1998, from $64 million at December 31, 1997. Of this increase, financial options increased $6 million, or 300.0%, to $8 million from $2 million at December 31, 1997. We have increased our investment in a combination of cash and derivatives as a result of favorable market conditions in these investments as compared to other investment alternatives. See Item 7a for a discussion of our use of derivative instruments.

Policy loans increased $9 million, or 6.3%, to $151 million at December 31, 1998, from $142 million at December 31, 1997, due to continued natural growth in universal and other life insurance products.

Cash and short-term investments increased $18 million, or 20.5%, to $106 million at December 31, 1998, from $88 million at December 31, 1997, as a result of increased funds available for investment provided by operating activities and a $25 million capital infusion from MassMutual.


Liabilities

Total liabilities increased $284 million, or 13.5%, to $2,390 million at December 31, 1998, from $2,106 million at December 31, 1997. As with assets, most of this growth occurred in the separate accounts as discussed earlier.

Policyholders' reserves and funds increased $45 million, or 4.7%, to $996 million at December 31, 1998 from $951 million at December 31, 1997. We attribute this increase primarily to universal and other life products, which is consistent with increased sales of these products.

Shareholder's Equity

Shareholder's equity was $141 million at December 31, 1998, an increase of $28 million, or 24.8%, from December 31, 1997. This increase was composed of:

 .    additional paid-in capital contributed by MassMutual of $25 million,

 .    1998 net income of $3 million,

 .    an increase of $3 million due to the change in Asset Valuation Reserve
     ("AVR") and General Investment Reserve ("GIR"), and

 .    a decrease of $3 million primarily due to unrealized capital losses, partially offset by a change in the valuation of policyholders' reserves.

Liquidity and Capital Resources

Liquidity

Net cash provided by operating activities increased $4 million, or 7.7%, to $56 million in 1998 from $52 million in 1997. We attribute this increase primarily to increased sales, investment income, and fees from separate accounts. This increase was partially offset by increased surrender benefits, withdrawals, death benefits, general expenses and commissions.

Loans and purchases of investments increased $130 million, or 29.6%, to $569 million in 1998 from $439 million in 1997. Sales and maturities of investments and receipts from repayments of loans increased $94 million, or 22.9%, to $505 million in 1998 from $411 million in 1997. We attribute these increases primarily to increased investing activity as a result of market conditions and natural growth.

Additionally, in the second quarter of 1998, MassMutual made a $25 million surplus contribution to supply us with cash flow and the capital needed to support our continued business growth. The Board of Directors of MassMutual has authorized, if needed, the contribution of funds to us sufficient to meet the capital requirements of all states in which we are licensed to do business.

We utilize sophisticated asset/liability analysis techniques in order to set the investment policy for each liability class. Additionally, we test the adequacy of the projected cash flow provided by assets to meet all of our future policyholder and other obligations. We perform these studies using stress tests regarding future credit and other asset losses, market interest rate fluctuations, claim losses and other considerations. The result is a complete picture of the adequacy of our underlying assets, reserves and capital.

We have structured our investment portfolio to ensure a strong liquidity position in order to permit timely payment of policy and contract benefits without requiring an untimely sale of assets. We manage our liquidity position by matching our exposure to cash demands with adequate sources of cash and other liquid assets.

Our principal sources of liquidity are cash flow and holdings of cash, cash equivalents and other readily marketable assets. Our primary cash flow sources are investment income, principal repayments on invested assets and life insurance premiums.

Our liquid assets include Treasury bond holdings, short-term money market investments, stocks, and marketable long-term fixed income securities. Cash and short-term investments totaled $106 million at December 31, 1998.

Based on our ongoing monitoring and analysis of our liquidity sources and demands, we believe that we are in a strong liquidity position.

Capital Resources

As of December 31, 1998, our total adjusted capital as defined by the NAIC was $163 million. The NAIC developed the Risk Based Capital ("RBC") model to compare the total adjusted capital with a standard design in order to reflect an insurance company's risk profile. Although we believe that there is no single appropriate means of measuring RBC needs, we feel that the NAIC approach to RBC measurement is reasonable, and we will manage our capital position with significant attention to maintaining adequate total adjusted capital relative to RBC. Our total adjusted capital was well in excess of all RBC standards at December 31, 1998 and 1997. We believe we enjoy a strong capital position in light of the risks to which we are subject and we are well positioned to meet policyholder and other obligations.


Year 2000 Issue

We prepared the following Year 2000 readiness disclosure under the U. S. "Year 2000 Information and Readiness Disclosure Act" (Public Law No. 105-271).

General

Like other businesses and governments around the world, we would be adversely affected if our computer systems and those of others with which we do business do not properly recognize the Year 2000. This is commonly known as the "Year 2000 ("Y2K") issue."

In 1996, our parent company, MassMutual, began an enterprise-wide process to address the Y2K issue on its own behalf and on behalf of certain subsidiaries, including us. MassMutual operates each insurance subsidiary pursuant to a management services agreement. In accordance with the management services agreement, MassMutual's project 2000 incorporates our Year 2000 accommodations.

The Y2K issue affects virtually all organizations worldwide. Moreover, the electronic links between businesses and governments mean that complete Y2K compliance is beyond the ability of any one entity to achieve. Vigorous and coordinated Y2K readiness efforts throughout the public and private sectors are necessary to avoid disruption after 1999.

Risks
MassMutual plans to have its computer systems, including those operated for us, ready for the Year 2000. MassMutual has identified Y2K readiness as one of its highest priorities and has committed extensive technological, financial and human resources to minimizing the impact of Y2K on our business. MassMutual believes that its Project 2000 program, described below, will limit the number and severity of any Y2K-related disruptions.

We do not have any knowledge of any particular event, trend or uncertainty that makes us believe that there will be significant Y2K-related disruption to our business. However, the potential for disruption remains, particularly given the electronic connections and interdependencies in today's business environment and the fact that our Y2K readiness is tied to that of third parties.

We do not know and cannot predict the potential impact of Y2K disruptions upon our business. There are possible consequences if we or the third parties that we do business with, are not ready for Y2K. These possible consequences may include the inability to process premiums, to purchase or sell investments or to process claims and other benefits.

Risks of Litigation
We have no reason to expect any particular Y2K litigation. However, Y2K litigation is a possibility given the interdependencies of information systems and the worldwide magnitude of the Y2K issue. We currently have no reason to expect that Y2K litigation would materially adversely affect our financial position, operations or liquidity.

Examination - Massachusetts Division of Insurance
MassMutual, our parent, is legally domiciled in the Commonwealth of Massachusetts, and its primary regulator is the Massachusetts Division of Insurance (the "Division"). The Division is conducting Y2K examinations of most, if not all, of the insurance companies domiciled in the Commonwealth.

In November 1998, as part of an ongoing examination, the Division conducted an on-site examination of MassMutual's readiness for the Year 2000. The Division found no weaknesses in MassMutual's Project 2000, and recommended no changes other than an acceleration of contingency planning, which is already under way.

Project 2000
In 1996, MassMutual began an enterprise-wide process of identifying, evaluating and implementing changes to computer systems, to address the Y2K issue. MassMutual established Project 2000 the following year as the corporate-wide program responsible for addressing all requirements associated with the century date change. Project 2000 operates under the direction and accountability of MassMutual's senior management, and leads and coordinates Y2K activities with representatives from every information systems and business unit in MassMutual.

Project 2000 addresses both systems compliance and business compliance.

 .    Systems compliance includes all information technology department-supported applications, (computer technology hardware and software), and all on-site physical facilities, such as internal heating, air conditioning, telecommunications, elevators, security systems, and emergency power for MassMutual's data center.
 .    Business compliance includes end-user computing (such as desktop and spreadsheet applications) in the business units. It also includes risk management of any business function dependent upon external systems or third parties. Contingency planning is a prime component of risk management activities.

Y2K Compliant Standards
In order for information systems or software applications to be Y2K compliant according to MassMutual's standards, the system or application must demonstrate that it can successfully accommodate the Year 2000 date and beyond. All computer hardware, operating software and applications systems, whether MassMutual or vendor-developed, must go through MassMutual's Y2K certification process. This is so even if the vendor claims its product is Y2K compliant.

MassMutual's certification requires, among other things, multiple levels of testing in current-date and future-date environments. Testing must successfully demonstrate:

 .    Rolling over the century date, from the last processing day in 1999 through the first processing day in 2000.

 .    Handling leap year processing in 2000.

 .    Transitioning from 2000 to 2001, including Julian calendar date processing.

Each application is examined for additional dates pertinent to its particular processing requirements. Upgrades and changes to certified products must be re-certified according to MassMutual's standards before being introduced into the computing environment.

Successful future-date testing, with appropriately dated information, is important because it mimics the environment, data and application as it will exist after 1999. Future-date testing occurs in separate, isolated computer environments. Full production volume future-date testing is also conducted periodically at MassMutual's disaster-recovery site, a separate location where MassMutual has previously established business and systems recovery plans.

Costs
As of January 15, 1999, MassMutual made estimates of the cost of Project 2000. MassMutual started incurring these costs in 1997 and has already spent $70 million. MassMutual has estimated that an additional $20 million will be incurred in 1999 and $2 million will be incurred in 2000. The total cost of the four year project is estimated to total approximately $92 million enterprise-wide. These costs are being expensed when incurred. MassMutual allocates a portion of these costs to us pursuant to our management services agreement with MassMutual. In total, MassMutual estimates that $5 million, of the total $92 million, will be allocated to us. When viewed in the context of the total financial picture, the costs are not material to our or MassMutual's financial position.

Staffing
As of February 28, 1999, MassMutual had approximately 120 full-time equivalent information systems employees and 70 full-time and part-time consultants working on Project 2000. In addition, approximately 100 employees from MassMutual's business units are working at least part-time on Project 2000. This is down from a high of 300 employees and 150 consultants. The number of people working on this project is expected to continually decrease as 1999 progresses and Y2K work is completed.

State of Readiness
MassMutual's Project 2000 manager maintains an enterprise-wide plan that tracks planned vs. actual completion dates. MassMutual planned for most mission critical systems to be Y2K compliant by the end of 1998, and for the remainder of its internal computer systems to be Y2K compliant by June 30, 1999. Project 2000 is on schedule.

 .    Computer code conversion of all information technology-department supported applications was 99% complete by February 28, 1999. MassMutual had identified over 52 million lines of mainframe code that needed to be converted
 .    Most correction and testing of internal mission critical systems has already been completed. MassMutual anticipates the remainder to be completed by June 30, 1999. Of the 309 mission critical projects, 81% were completed as of December 31, 1998. An additional 43 projects, or 14%, are targeted for completion by the end of March 1999, bringing the combined percentage to 95%. The remaining 16 projects, or 5%, are planned to be complete by June 30, 1999.
 .    End-user computing such as desktop and spreadsheet applications is well under way and is targeted to be complete by June 30, 1999.
 .    The critical core infrastructure for MassMutual's on-site physical facilities (internal heating, air conditioning, telecommunications, elevators, security systems, and emergency power for MassMutual's data center) was Y2K compliant by December 31, 1998.

Major activities planned for 1999 include:

 .    Change Control. MassMutual will continue testing its computer technology
     --------------
     hardware and software throughout 1999. Future-date testing will also continue when necessary. During the remainder of 1999, MassMutual will also focus on keeping previously tested applications Y2K compliant.
 .    Enterprise Testing. MassMutual will continue to conduct internal,
     ------------------
     enterprise-wide integrated tests, concentrating on major systems and environments.
 .    "Street" or Industry Testing. MassMutual will be joining forces with many
     ----------------------------
     of its and our service providers and other third parties, to test communication links.
 .    Awareness and Communication. MassMutual will continue to communicate
     ---------------------------
     widely, with policyholders, customers, vendors, service providers, governments and others about Project 2000.
 .    Operational Readiness. MassMutual will determine what is needed to respond
     ---------------------
     to our policyholders and customers. For example, MassMutual will make sure that customer service centers are adequately staffed should we receive a great number of year-end Y2K inquiries.
 .    Readiness of Third Parties. MassMutual is assessing the Y2K readiness of
     --------------------------
     others.
 .    Contingency Planning. MassMutual is developing contingency plans as needed.
     --------------------

Third Parties
Third parties which do business with us or MassMutual include:

 .    banks,
 .    financial service providers,
 .    mutual funds,
 .    third party administrators,
 .    reinsurers,
 .    telecommunications firms,
 .    utility companies,
 .    security and climate control systems companies,

 .    package transportation carriers, and
 .    governmental agencies such as:
     .    the state insurance departments
     .    the Internal Revenue Service, and
     .    the Securities and Exchange Commission.
MassMutual has identified all of the third parties with which we have a material business relationship, and has contacted them as to their Y2K compliance. MassMutual has also identified and contacted third parties which are not material to our business. Third parties are generally not providing guarantees and assurances about their Y2K compliance, but instead are providing statements about their approach to the Y2K issue, their progress and target dates.

Given our reliance on third parties, a major focus in 1999 is assessing third parties' Y2K compliance. Their responses are a key factor in decisions about our Y2K contingency plans. Y2K readiness by third parties with which we have a material relationship is most important. If necessary for MassMutual to make an assessment of Y2K readiness of these parties, MassMutual asks for additional information. MassMutual's approach with them is to conduct telephone interviews, send more detailed questionnaires, conduct account manager interviews, and if necessary, make an on-site visit.

Contingency Plans
Because of the comprehensive requirements of MassMutual's Project 2000, we believe our general risk of Y2K-related failure is low. However, detailed contingency plans will be created as necessary, based upon the expected impact on us and upon our judgement about the level of risk. Risks are presented by both internal computer systems (those developed and operated by MassMutual, including systems operated for us), and by third parties which provide services and electronic data to us. MassMutual has identified critical business functions and is developing a watch list of critical service providers and systems that support these functions.

Contingency planning falls into two broad categories: business continuity plans and systems recovery plans.

Existing business recovery plans form the foundation for the Y2K business continuity efforts and will be supplemented with Y2K requirements. MassMutual's business areas are assessing the policies and responses that may be needed, since potential scenarios are unique to the business areas. In general, however, the business continuity plans will address failures caused by external sources, and fall into three situations which include:

 .    a failure by a third party,
 .    a failure of a MassMutual system or function due to corrupt data from a third party, and
 .    a power outage in MassMutual's business offices.

Necessary parts of each plan will include a description of failure indicators, contingency actions, preparation steps necessary to successfully invoke the contingency actions, timetables for preparatory steps, and guidelines for resumption of regular activities. Plans will differ according to type and duration of failure.

Systems recovery plans address our internal systems infrastructure. Plans will be developed by computing platform and will detail information on each systems product or group of products (such as operating systems).
Each plan will include:

 .    a timetable of how and when products will be started on January 1, 2000;
 .    the individual or unit responsible for each product;
 .    the recovery plan if the product will not come up or will not work correctly;
 .    the steps that will be taken in each event; and
 .    the vendor contact, if any.

Tests and walkthroughs of the plans will be conducted, and our internal auditing department will be involved.

Contingency planning is a high-priority project. We expect to have any needed contingency plans in place by year-end 1999.

Inflation

Inflation affects our operating expenses. A large portion of our operating expenses consist of administrative fees charged by MassMutual. The largest component of these fees is salaries, which are subject to wage increases that are at least partially affected by the rate of inflation. MassMutual's and our continuing efforts to control expenses may reduce the impact of inflation on operating expenses.

Inflation also indirectly affects us. Inflation affects our new sales of insurance products and investment income to the extent that the government's economic policy to control the level of inflation results in changes in interest rates. Changes in the level of interest rates also have an effect on interest spreads, as investment earnings are reinvested.



Investments

At December 31, 1998, we had $1,142 million of invested assets in our general investment account. We manage the portfolio of invested assets to support product liabilities in light of yield, liquidity and diversification considerations. The general investment account portfolio does not include our separate account assets. The following table sets forth our invested assets in the general investment account and gross investment yield:

                                                             December 31,
                                                             -----------
                                    1998                         1997                          1996
                                    ----                         ----                          ----
                       Carrying     % of              Carrying   % of              Carrying    % of
                         Value      Total     Yield    Value     Total      Yield    Value     Total      Yield
                         -----      -----     -----    -----     -----      -----    -----     -----      -----
                                                                ($ In Millions)
Bonds                   $  683      59.8%      7.5%   $  665      62.7%      7.9%   $  736      71.9%      7.8%
Mortgage loans             126      11.0       7.3       102       9.6       7.6        34       3.3      12.6
Other investments           76       6.7      14.8        64       6.0       7.7        56       5.5       4.7
Policy loans               151      13.2       8.8       142      13.4       8.0       133      13.0       8.1
Cash and short-term
      Investments          106       9.3       5.9        88       8.3       5.3        64       6.3      10.6
                        ------     -----      ----    ------    -------      ---    ------     -----      ----
Total investments       $1,142     100.0%      7.9%   $1,061     100.0%      7.6%   $1,023     100.0%      7.9%
                        ======     =====      ====    ======    =======      ===    ======     =====      ====

Our yield on total investments before investment expenses was 7.9%, 7.6% and 7.9% for the years ended December 31, 1998, 1997 and 1996, respectively. If investment expenses were deducted, net yields would be 7.7%, 7.5% and 7.8%, respectively. The yield on each investment category, before federal income taxes, is calculated as: (a) two times gross investment income divided by (b) the sum of assets at the beginning of the year and assets at the end of the year, less gross investment income.

We record our investments in accordance with methods and values prescribed by the NAIC and adopted by the Connecticut Insurance Department. Generally, we value bonds using amortized cost, preferred stocks in good standing using cost, and common stocks using fair value. We value mortgage loans at principal less impairments and unamortized discount or premium. We record policy loans at the outstanding loan balance less amounts unsecured by the cash surrender value of the policy. We record short-term investments at amortized cost, which approximates fair value.

We periodically use standard derivative financial instruments such as options and futures to hedge certain risks associated with anticipated purchases and sales of investments and certain payments denominated in foreign currencies. We use these derivative financial instruments to protect us from market fluctuations in interest and exchange rates between the contract date and the date on which the hedged transaction occurs. We are subject to off-balance sheet risk that the counterparties of the transactions will fail to perform as contracted. We manage this risk by only entering into contracts with highly rated institutions and listed exchanges. We do not hold or issue derivative financial instruments for trading purposes.

Bonds

The following table provides certain information regarding the maturity distribution of bonds (excluding short-term securities):


                                  Bond Maturities
                                December 31, 1998,
                                ------------------
                             Carrying          % of
                               Value           Total
                               -----           -----
                                 ($ In Millions)
Due in one year or less        $ 52             7.6%
Due after one year
  through five years            217            31.8
Due after five years
  through ten years             233            34.1
Due after ten years              69            10.1
Mortgage-backed
  securities(1)                 112            16.4
                               ----           -----
                               $683           100.0%
                               ====           =====

(1) Including securities guaranteed by the U.S. Government.

We carefully monitor and manage our bond portfolio to ensure that bond maturities are sufficiently diversified in light of our liquidity needs.

Bonds consist primarily of government securities and high-quality marketable corporate securities. We invest a significant portion of our investment funds in high quality publicly traded bonds in order to maintain and manage liquidity and reduce the risk of default in the portfolio. Publicly traded bonds, including short-term securities, comprised 63.2% of the total bond portfolio and short term securities at December 31, 1998, and 64.1% at December 31, 1997. Privately placed bonds comprised the remainder.

Substantially all of our publicly traded and privately placed bonds are evaluated by the NAIC's Securities Valuation Office ("SVO"), which assigns securities to one of six NAIC investment classes with Class 1 securities being the highest quality and Class 6 securities being the lowest quality. Classes 1 and 2 are investment grade, Class 3 is medium quality and Classes 4, 5 and 6 are non-investment grade. For securities which have not yet been rated by the NAIC, we use an internal rating system. We believe that our internal rating system is similar to that used by the SVO.

The table below sets forth the NAIC SVO ratings for our bond portfolio (including short-term securities) and, what we believe are the equivalent public rating agency designations. At December 31, 1998 and 1997, 88.4% and 91.6%, respectively, of the portfolio was invested in NAIC Categories 1 and 2 securities, as depicted in the following table:

                               Bond Credit Quality
                        (includes short-term securities)

                                                     December 31,
                                                     ------------
                                             1998                    1997
                                             ----                    ----
                                                   ($ In Millions)
NAIC
Bond        Rating Agency Carrying      % of      Carrying    % of
Rating      Equivalent Designation      Value       Total     Value      Total
------      ----------------------      -----       -----     -----      -----
   1        Aaa/Aa/A                     $399       50.6%      $422       56.1%
   2        Baa                           298       37.8        267       35.5
   3        Ba                             69        8.8         49        6.5
   4        B                              22        2.8          6        0.8
   5        Caa and lower                   -          -          7        0.9
   6        In or near default              -          -          1        0.2
                                         ----      -----       ----      -----
            Total                        $788      100.0%      $752      100.0%
                                         ====      =====       ====      =====

We utilize our investments in the privately placed bond portfolio to enhance the value of our overall portfolio, increase diversification and obtain higher yields than are possible with comparable quality public market securities. To control risk, we rely upon broader access to management information, strengthened negotiated protective covenants, call protection features, and a higher level of collateralization than can customarily be achieved in the public market. The strength of our privately placed bond portfolio is demonstrated by the predominance of NAIC Classes 1 and 2 securities. As of December 31, 1998, 73.9% of the privately placed bonds were rated as NAIC Classes 1 and 2 compared to 84.0% as of December 31, 1997. For publicly traded bonds 96.9% were rated as NAIC Classes 1 and 2 as of December 31, 1998, compared to 95.9% as of December 31, 1997.

The following table sets forth the total bond portfolio, including short-term securities, as of December 31, 1998, by industry category.

                                Bond Portfolio By Industry
                                    December 31, 1998
                                    -----------------
                            Private                  Public                      Total
                           Carrying        % of     Carrying         % of      Carrying        % of
Industry Category            Value         Total    Value (1)        Total       Value         Total
-----------------            -----         -----    ---------        -----       -----         -----
                                                         ($ In Millions)
Collateralized (2)           $ 33           11.4%      $177           35.6%      $210           26.7%
Finance & Leasing Co.          22            7.6         97           19.5        119           15.1
Producer Goods                 52           17.9         34            6.8         86           10.9
Natural Resources              32           11.0         39            7.9         71            9.0
Consumer Goods                 42           14.5         14            2.8         56            7.1
Utilities                      14            4.8         33            6.6         47            6.0
U.S. Government                 4            1.4         31            6.2         35            4.4
Other Services                 32           11.0          1            0.2         33            4.2
Others                         19            6.6         15            3.0         34            4.3
Health Care                     4            1.4         28            5.6         32            4.1
Media                          16            5.5         15            3.0         31            3.9
Retail                          5            1.7          7            1.4         12            1.5
Transportation                  5            1.7          6            1.2         11            1.4
Aerospace                      10            3.5          1            0.2         11            1.4
                             ----          -----       ----          -----       ----          -----
Total                        $290          100.0%      $498          100.0%      $788          100.0%
                             ====          =====       ====          =====       ====          =====

(1)  Includes short-term securities.
(2) These bonds are collateralized by mortgages backed by FNMA, GNMA or FHLMC and include collateralized mortgage obligations and pass-through securities. These amounts also include asset backed securities such as credit card, automobile and residential mortgage securities.

The estimated fair value of bonds is based upon quoted market prices for actively traded securities. We subscribe to commercial pricing services providing estimated fair values of fixed income securities that are not actively traded. We generally determine estimated fair values for privately placed bonds by applying interest rate spreads based on quality and asset type to the appropriate duration on the Treasury yield curve. The tables below set forth the carrying value, gross unrealized gains and losses, net unrealized gains and losses and estimated fair value of the bond portfolio (excluding short-term securities) at December 31, 1998 and 1997.

                                                     Bonds By Category
                                                     December 31, 1998
                                                     -----------------

                                              Gross        Gross         Net      Estimated
                                Carrying   Unrealized   Unrealized   Unrealized     Fair
                                  Value       Gains       Losses     Gain (Loss)    Value
                                  -----       -----       ------     -----------    -----
                                                     ($ In Millions)
U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies                      $ 69        $  2          $-        $  2          $ 71
Foreign governments                   3          --          --          --             3
Mortgage-backed securities           58           2           1           1            59
State and local governments          12          --          --          --            12
Corporate debt securities           523          17           3          14           537
Utilities                            18           1          --           1            19
                                   ----        ----        ----        ----          ----
                                   $683        $ 22        $  4        $ 18          $701
                                   ====        ====        ====        ====          ====

                                                      December 31, 1997
                                                      -----------------

                                               Gross         Gross          Net       Estimated
                                Carrying    Unrealized    Unrealized    Unrealized      Fair
                                  Value        Gains        Losses      Gain (Loss)     Value
                                  -----        -----        ------      -----------     -----
                                                       ($ In Millions)
U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies                      $ 104        $   2        $  --        $   2         $ 106
Foreign governments                    5           --            1           (1)            4
Mortgage-backed securities            39            1           --            1            40
State and local governments           20           --           --           --            20
Corporate debt securities            472           16            2           14           486
Utilities                             25            1           --            1            26
                                   -----        -----        -----        -----         -----
                                   $ 665        $  20        $   3        $  17         $ 682
                                   =====        =====        =====        =====         =====

Bond Portfolio Surveillance and
Under-Performing Investments

We review all bonds on a regular basis utilizing the following criteria:

 .    material declines in revenues or margins,
 .    significant uncertainty regarding the issuer's industry,
 .    debt service coverage or cash flow ratios that fall below industry-specific thresholds,
 .    violation of financial covenants,
 .    trading of public securities at a substantial discount due to specific credit concerns, and
 .    other subjective factors that relate to the issuer.

We actively review the bond portfolio to estimate the likelihood and amount of financial defaults or write-downs in the portfolio and to make timely decisions as to the potential sale or re-negotiation of terms of specific investments.

The NAIC defines under-performing bonds as those whose deferral of interest and/or principal payments are deemed to be caused by the inability of the obligor to make such payments as called for in the bond contract.

We do not accrue interest income on bonds delinquent more than 90 days or when we believe the collection of interest is uncertain. Interest not accrued on bonds was zero for the years ended December 31, 1998 and 1997.

As a result of our conservative monitoring process, we generate an internal watch list, which includes certain securities that would not be classified as under-performing under the SVO credit rating system. At December 31, 1998, bonds having a carrying value of $19 million (2.4% of the total bond portfolio) had been placed on the internal watch list. The internal watch list is comprised of bonds that have the following NAIC ratings: $5 million NAIC Class 2, $5 million NAIC Class 3 and $9 million NAIC Class 4.

Mortgage Loans

Mortgage loans represented 11.0% and 9.6% of the total investments in the general account at December 31, 1998 and 1997, respectively. Mortgage loans consist of commercial mortgage loans and residential mortgage loan pools. At December 31, 1998 and 1997, commercial mortgage loans comprised 64.3% and 69.4%, respectively, of the mortgage loan portfolio.

The following table provides certain information regarding the maturity distribution of commercial mortgage loans:

                            Mortgage Loan Maturities
                                December 31, 1998
                                -----------------
                                              Carrying         % of
                                               Value          Total
                                               -----          -----
                                                  ($ In Millions)
Commercial
  Due in one year or less                      $  9            7.1%
  Due after one year
    through five years                           39           31.0
  Due after five years
    through ten years                            32           25.4
  Due after ten years                             1            0.8
                                               ----          -----
                                                 81           64.3
Residential                                      45           35.7
                                               ----          -----
  Total                                        $126          100.0%
                                               ====          =====

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

Residential

The residential mortgage loan portfolio consists of conventional and FHA/VA mortgage pools. We impose rigorous investment standards, including governmental agency guarantees, seasoned pools and discount pricing as protection against prepayment risk.

Commercial

The commercial mortgage loan portfolio consists of fixed rate loans on completed, income producing properties.

At December 31, 1998, 98.4% of the commercial mortgage loan portfolio consisted of bullet loans (loans that do not fully amortize over their term) compared to 99.9% at December 31, 1997. As of December 31, 1998, scheduled commercial mortgage loan maturities over the next four years were:

During 1998 and 1997, all renewed bullet loans were performing assets prior to renewal and all loan renewals reflected market conditions. Past experience with regard to bullet maturities, however, is not necessarily indicative of future results.

We consider the maturities of commercial mortgage loans to be sufficiently diversified, and carefully monitor and manage maturities in light of our liquidity needs. In 1998, we added approximately 16 new loans. Ten of the new loans were office buildings, which resulted in an increase in our carrying value of office building mortgages as illustrated in the following chart. Additionally, in 1998, borrowers paid off two loans, which totaled $3 million.

The following tables set forth by property type and geographic distribution, the carrying value of commercial mortgage loan balances:

                   Commercial Mortgage Loans by Property Type

                                                  December 31,
                                                  ------------
                                          1998                 1997
                                          ----                 ----
                                   Carrying    % of   Carrying    % of
                                     Value     Total    Value     Total
                                     -----     -----    -----     -----
                                                ($ In Millions)
Office                              $  41      50.6%    $  22     31.4%
Apartments                             25      30.9        20     28.6
Hotels & motels                        11      13.6        17     24.3
Industrial & other                      3       3.7         6      8.6
Retail                                  1       1.2         5      7.1
                                     ----     -----       ---    -----
   Total                             $ 81     100.0%      $70    100.0%
                                     ====     =====       ===    =====

                          Commercial Mortgage Loans by
                             Geographic Distribution

                                                  December 31,
                                                  ------------
                                           1998                 1997
                                           ----                 ----
                                    Carrying    % of   Carrying    % of
                                      Value     Total    Value     Total
                                      -----     -----    -----     -----
                                                 ($ In Millions)
Southwest                             $ 28      34.6%     $  7     10.0%
Northeast                               19      23.5        18     25.7
West                                    13      16.1         4      5.7
Mid-Atlantic                             7       8.6         9     12.9
Southeast                                7       8.6        26     37.1
Midwest                                  7       8.6         6      8.6
                                     -----     -----       ---    -----
   Total                             $  81     100.0%      $70    100.0%
                                     =====     =====       ===    =====



Mortgage Loan Portfolio Surveillance and Under-Performing Investments

MassMutual actively monitors, manages and directly services our commercial mortgage loan portfolio. MassMutual personnel perform or review all aspects of loan origination and portfolio management, including lease analysis, property transfer analysis, economic and financial reviews, tenant analysis and oversight of default and bankruptcy proceedings. We revalue all properties each year and re-inspect either each or every other year based on internal quality ratings.

MassMutual uses the following criteria to determine whether a current or potential problem exists:

 .    borrower bankruptcies,
 .    major tenant bankruptcies,
 .    requests for restructuring,
 .    delinquent tax payments,
 .    late payments,
 .    loan-to-value or debt service coverage deficiencies, and
 .    overall vacancy levels.

Restructured mortgage loans are loans for which current payment terms have been modified to less than current market rates, at the time of modification and are currently performing in accordance with such modified terms. Loans on which maturities have been extended but on which current payments are being made at or above market interest rates are not classified as restructured loans.

The carrying value of current and potential problem mortgage loans, consisting of restructured mortgage loans, was $10 million at December 31, 1998, and $17 million at December 31, 1997. There were no problem commercial mortgage loans in process of foreclosure, in default or in actively managed properties.

The asset valuation reserve contains a mortgage loan component, which totaled $4 million at December 31, 1998. In addition, at December 31, 1998, we held other investment reserves on commercial mortgage loans of $2 million. See "Write-downs and Investment Reserves".

We do not accrue interest income on mortgage loans which are delinquent more than 90 days or when we believe the collection of interest is uncertain. Interest not accrued on mortgage loans was zero for both the years ended December 31, 1998 and 1997.

The following tables set forth current and potential problem mortgage loans by property type and geographic region as of December 31, 1998:

             Commercial Mortgage Loan Distribution By Property Type

                                              December 31, 1998
                                              -----------------
                                                   Problem      % of
                                   Total Loan       Loan        Loan
                                     Amount        Amount       Amount
                                     ------        ------       ------
                                              ($ In millions)
Office                                  $41          $10        24.4%
Apartments                               25            -         -
Hotels and Motels                        11            -         -
Industrial and other                      3            -         -
Retail                                    1            -         -
                                        ---          ---
Total                                   $81          $10        12.3%
                                        ===          ===


                 Commercial Mortgage Loan Distribution By Region

                                               December 31, 1998
                                               -----------------
                                                  Problem          % of
                                   Total Loan      Loan         Total Loan
                                     Amount       Amount          Amount
                                     ------       ------          ------
                                              ($ In millions)
Southwest                             $28             -              -
Northeast                              19           $10             52.6%
West                                   13             -              -
Mid-Atlantic                            7             -              -
Southeast                               7             -              -
Midwest                                 7             -             -
                                      ---           ---
 Total                                $81           $10             12.3%
                                      ===           ===


Write-downs and Investment Reserves

When MassMutual, on our behalf, determines that it is probable that the net realizable value of an invested asset is less than its carrying value, appropriate write-downs or investment reserves are established and recorded in accordance with statutory practice.

For bonds, MassMutual determines the net realizable value in accordance with principles established by the SVO. Additionally, MassMutual uses criteria such as the net worth and capital structure of the borrower, the value of the collateral, the presence of additional credit support and MassMutual's evaluation of the borrower's ability to compete in a relevant market. For commercial mortgage loans, MassMutual makes assessments of individual borrower situations.

In compliance with regulatory requirements, we maintain an asset valuation reserve. This reserve stabilizes shareholder's equity against non-interest rate related fluctuations in the value of stocks, bonds, mortgage loans and real estate investments. Additionally, we maintain other investment reserves, which are not mandated by regulation, in anticipation of future losses on specific mortgage loans, particularly mortgage loans in the process of foreclosure.

Our total investment reserves at December 31, 1998, were $24 million, an 11.1% decrease from December 31, 1997, consisting of asset valuation reserves of $22 million and mortgage loan other investment reserves of $2 million.

The following table presents the change in asset valuation and other investment reserves for the years 1998 and 1997:

                                             Bonds, Preferred
                                                Stocks and
                                                Short-term          Mortgage            Other
                                                Investments          Loans          Investments       Total
                                                -----------          -----          -----------       -----
                                                                  (In millions)
Balance at December 31, 1996 (1)                  $  6              $  3               $ 13           $ 22

Reserve contributions (2)                            1                 3                  -              4

Net realized capital gains (losses) (3)              -                 -                  -              -

Unrealized capital gains (losses) (4)               (2)                -                  3              1

Net change to shareholder's equity (5)              (1)                3                  3              5
                                                  ----              ----               ----           ----


Balance at December 31, 1997 (1)                     5                 6                 16             27
                                                  ----              ----               ----           ----


Reserve contributions (2)                            2                 1                  1              4

Net realized capital gains (losses) (3)              -                (1)                 -             (1)

Unrealized capital gains (losses) (4)                -                 -                 (6)            (6)

Net change to shareholder's equity (5)               2                 -                 (5)            (3)
                                                  ----              ----               ----           ----


Balance at December 31, 1998 (1)                  $  7              $  6               $ 11           $ 24
                                                  ====              ====               ====           ====

(1) The balance is comprised of the asset valuation reserve and other investment reserves, which is recorded as a liability in the statutory financial statements. The asset valuation reserve is a component of total adjusted capital, while other investment reserves are excluded from total adjusted capital, according to the NAIC definition.

(2) Amounts represent contributions calculated on a statutory formula and other amounts we deem necessary. Additionally, these amounts represent the net impact on shareholder's equity for investment gains and losses not related to changes in interest rates.

(3) These amounts offset realized capital gains (losses), net of tax, that have been recorded as a component of net income. Amounts include realized capital gains and losses, net of tax, on sales not related to interest fluctuations, such as repayments of mortgage loans at a discount and mortgage loan foreclosures.

(4) These amounts offset unrealized capital gains (losses), recorded as a change in shareholder's equity. Amounts include unrealized losses due to market value reductions of securities with an NAIC quality rating of 6 and net changes in the unrealized capital gains and losses from affiliated mutual funds.

(5) Amounts represent the reserve contribution (note 2) less amounts already recorded (notes 3 and 4). This net change in reserves is recorded as a change to shareholder's equity.

Item 7a.  Quantitative and Qualitative Information About Market Risk
--------------------------------------------------------------------


We developed the following discussion of our risk-management activities using "forward-looking statements" that are based on estimates and assumptions. While we believe that the assumptions we have made are reasonably possible in the near term, actual results could differ materially from those projected in the forward-looking statements. In addition, we would likely take certain actions to mitigate the impacts of the assumed market changes, thereby reducing the negative impact discussed below.

We have excluded all non-guaranteed separate account assets and liabilities from the following discussion since all market risks associated with those accounts are assumed by the contract holders, not us.

Our assets, such as bonds, mortgage loans, policy loans and derivatives are financial instruments and are subject to the risk of market volatility and potential market disruptions. These risks may reduce the value of our financial instruments, or impact future cash flows and earnings from those instruments. We do not hold any financial instruments for the purposes of trading.

Our primary market risk exposure is changes in interest rates, which can cause changes in the fair value, cash flows and earnings of certain financial instruments. To manage our exposure to interest rate changes we use sophisticated quantitative asset/liability management techniques. Asset/liability management allows us to match the market sensitivity of assets with the liabilities they support. If these sensitivities are matched perfectly, the impact of interest rate changes is effectively offset on an economic basis as the change in value of the asset is offset by a corresponding change in the value of the supported liability. In addition, we invest a significant portion of our investment funds in high quality bonds in order to maintain and manage liquidity and reduce the risk of default in the portfolio.

Based upon the information and assumptions we used in our asset/liability analysis as of December 31, 1998, we estimate that a hypothetical immediate 10% increase in interest rates would decrease the net fair value of our financial instruments by $20 million. Change in interest rates of 10% would not have a material impact on our future earnings or cash flows. A significant portion of our liabilities, e.g., insurance policy and claim reserves, are not considered financial instruments and are excluded from the above analysis. Because of our asset/liability management, a corresponding change in the fair values of these liabilities, based on the present value of estimated cash flows, would significantly offset the net decrease in fair value estimated above.

We also use derivative financial instruments to manage our market risks, primarily to reduce interest rate and duration imbalances determined in asset/liability analysis. The fair values of these derivative financial instruments described below, which are not recorded in the financial statements, are based upon market prices or prices obtained from brokers. We do not hold or issue these financial instruments for trading purposes.

The notional amounts do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure. The amounts exchanged are calculated on the basis of the notional amounts and the other terms of the instruments, which relate to interest rates, exchange rates, security prices or financial or other indexes.

We utilize interest rate swap agreements, options, and purchased caps and floors to reduce interest rate exposures arising from mismatches between assets and liabilities and to modify portfolio profiles to manage other risks identified. Under interest rate swaps, we agree, at specified intervals, to an exchange between streams of variable rate and fixed rate interest payments. The amount exchanged is calculated by reference to an agreed-upon notional principal amount. We defer and amortize gains and losses realized on the termination of contracts through the interest maintenance reserve ("IMR") over the remaining life of the associated contract. IMR amortization is included in net investment income on the Statutory Statement of Income. We accrue net amounts receivable and payable as adjustments to net investment income and included in investment and insurance amounts receivable in the Statutory Statement of Financial Position. We had outstanding swaps with notional amounts of $197 million at December 31, 1998, and $47 million at December 31, 1997. The fair values of these instruments were $3 million at December 31, 1998, and zero at December 31, 1997.

Options grant us the right to buy or sell a security or enter into a derivative transaction at a stated price within a stated period. Our option contracts have terms of up to ten years. We amortize the amounts we pay for options into net investment income over the life of the contract. We record unamortized costs as other investments on the Statutory Statement of Financial Position. We record gains and losses on these contracts at the expiration or termination date and are amortized through the IMR over the remaining life of the option contract. We had option contracts with notional amounts of $961 million at December 31, 1998, and $111 million at December 31, 1997. Our credit risk exposure was limited to the unamortized costs of $8 million at December 31, 1998, and $2 million at December 31, 1997. Additionally, these contracts had a market value of $10 million at December 31, 1998, and $2 million at December 31, 1997.

Interest rate cap agreements grant us the right to receive the excess of a referenced interest rate over a stated rate calculated by reference to an agreed upon notional amount. Interest rate floor agreements grant us the right to receive the excess of a stated rate over a referenced interest rate calculated by reference to an agreed upon notional amount. We amortize the amounts we paid for interest rate caps and floors into net investment income over the life of the asset on a straight-line basis. We record unamortized costs as other investments in the Statutory Statement of Financial Position. We accrue amounts receivable and payable as adjustments to net investment income and include them in the Statutory Statement of Financial Position as investment and insurance amounts receivable. Upon termination of these contracts, we recognize gains and losses. We defer and amortize these gains and losses and any unamortized cost through the IMR over the remaining life of the associated cap or floor agreement. At December 31, 1998, we had agreements with notional amounts of $355 million. The fair values of these instruments were $2 million at December 31, 1998. At December 31, 1997, we did not have any open interest rate caps or floor agreements.

We utilize asset swap agreements to reduce exposures, such as currency risk and prepayment risk, built into certain assets acquired. Cross-currency interest rate swaps allow investment in foreign currencies, increasing access to additional investment opportunities, while limiting foreign exchange risk. We recognize the net cash flows from asset and currency swaps as adjustments to the underlying assets' net investment income. Gains and losses realized on the termination of these contracts adjust the bases of the underlying asset. At December 31, 1998, we did not have any open asset swap agreements. Notional amounts relating to asset and currency swaps totaled $1 million at December 31, 1997, having fair values of zero.

We enter into forward U.S. Treasury, Government National Mortgage Association ("GNMA") and Federal National Mortgage Association ("FNMA") commitments. We enter into these forward commitments for the purpose of managing interest rate exposure. We generally do not take delivery on these commitments. Instead of taking delivery, we settle these commitments with offsetting transactions. We record gains and losses on these commitments when settled and we amortize these gains and losses through the IMR over the remaining life of the commitments. We had outstanding commitments of $1 million at December 31, 1998, and $3 million at December 31, 1997.

We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. This exposure is limited to contracts with a positive fair value. The amounts at risk in a net gain position were $14 million at December 31, 1998, and $3 million at December 31, 1997. We monitor exposure to ensure counterparties are credit worthy and concentration of exposure is minimized. Additionally, we obtain collateral positions with counterparties when considered prudent.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------



Financial statements, in the form required by Regulation S-X, are set forth below. The Registrant is not required to file supplementary financial data specified by Item 302 of Regulation S-K.

Report Of Independent Accountants

To the Board of Directors and Policyholders of C.M. Life Insurance Company

We have audited the accompanying statutory statements of financial position of C.M. Life Insurance Company as of December 31, 1998 and 1997, and the related statutory statements of income and changes in shareholder's equity, and of cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 1, these financial statements were prepared in conformity with accounting practices prescribed or permitted by the Department of Insurance of the State of Connecticut, which practices differ from generally accepted accounting principles. The effects on the financial statements of the variances between the statutory basis of accounting and generally accepted accounting principles, although not reasonably determinable, are presumed to be material.

In our opinion, because of the effects of the matter discussed in the preceding paragraph, the financial statements audited by us do not present fairly, in conformity with generally accepted accounting principles, the financial position of C.M. Life Insurance Company as of December 31, 1998 and 1997, or the results of its operations or its cash flows for each of the three years in the period ended December 31, 1998.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of C.M. Life Insurance Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, on the basis of accounting described in Note 1.

PricewaterhouseCoopers LLP

Springfield, Massachusetts
February 25, 1999

C.M. Life Insurance Company

STATUTORY STATEMENTS OF FINANCIAL POSITION

                                                   December 31,

                                                     1998          1997
                                                     ----          ----
                                                        (In Millions)
Assets:
Bonds                                             $  683.0       $  664.5
Mortgage loans                                       126.3          101.6
Other investments                                     76.3           63.6
Policy loans                                         150.4          142.5
Cash and short-term investments                      105.7           88.4
                                                  --------       --------
                                                   1,141.7        1,060.6
Investment and insurance amounts
  receivable                                          33.9           30.1
Federal income tax receivable                          2.1           --
Transfer due from separate accounts                   34.3           32.0
                                                  --------       --------
                                                   1,212.0        1,122.7
Separate account assets                            1,318.9        1,096.5
                                                  --------       --------
                                                  $2,530.9       $2,219.2
                                                  ========       ========






                 See notes to statutory financial statements.

C.M. Life Insurance Company

                                                         December 31,

                                                          1998         1997
                                                          ----         ----
                                            ($ In Millions Except for Par Value)
Liabilities:
Policyholders' reserves and funds                     $  996.3     $  951.0
Policyholders' claims and other benefits                   3.8          4.5
Payable to parent                                         28.8         13.6
Federal income taxes                                      --            6.1
Asset valuation and other investment reserves             23.9         26.6
Other liabilities                                         18.2          7.7
                                                      --------     --------
                                                       1,071.0      1,009.5
Separate account liabilities                           1,318.9      1,096.5
                                                      --------     --------
                                                       2,389.9      2,106.0
                                                      --------     --------
Shareholder's equity:
Common stock, $200 par value
       50,000 shares authorized
       12,500 shares issued and outstanding                2.5          2.5
Paid-in and contributed surplus                           68.8         43.8
Surplus                                                   69.7         66.9
                                                      --------     --------
                                                         141.0        113.2
                                                      --------     --------
                                                      $2,530.9     $2,219.2
                                                      ========     ========






                 See notes to statutory financial statements.

C.M. Life Insurance Company

STATUTORY STATEMENTS OF INCOME

                                                   Years Ended December 31,

                                                     1998      1997     1996
                                                     ----      ----     ----
                                                          (In Millions)
Revenue:
Premium income                                      $406.4    $331.3   $314.4
Net investment income                                 82.4      75.3     75.2
Fees and other income                                  5.5       7.5      8.7
                                                    ------    ------   ------
                                                     494.3     414.1    398.3
                                                    ------    ------   ------
Benefits and expenses:
Policyholders' benefits and payments                 185.2     100.4     99.0
Addition to policyholders' reserves and funds        168.8     200.7    217.8
Operating expenses                                    72.1      49.5     45.4
Commissions                                           49.6      33.5     25.0
State taxes, licenses and fees                         8.1       3.5      3.2
                                                    ------    ------   ------
                                                     483.8     387.6    390.4
                                                    ------    ------   ------
Net gain from operations before federal
  income taxes                                        10.5      26.5      7.9
Federal income taxes                                   6.8      19.0      6.3
                                                    ------    ------   ------
Net gain from operations                               3.7       7.5      1.6
Net realized capital gain (loss)                      (1.1)      0.1      0.6
                                                    ------    ------   ------
Net income                                          $  2.6    $  7.6   $  2.2
                                                    ======    ======   ======



                 See notes to statutory financial statements.

C.M. Life Insurance Company

STATUTORY STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY

                                                  Years Ended December 31,

                                                    1998      1997      1996
                                                    ----      ----      ----
                                                        (In Millions)

Shareholder's equity, beginning of year            $113.2    $109.8    $113.2
                                                   ------    ------    ------
Increases (decreases) due to:
  Net income                                          2.6       7.6       2.2
  Change in asset valuation and investment
    reserves                                          2.7      (4.8)     (1.9)
  Change in net unrealized capital gain (loss)       (5.8)      0.8      (1.0)
  Capital contribution                               25.0      --        --
  Other                                               3.3      (0.2)     (2.7)
                                                   ------    ------    ------
                                                     27.8       3.4      (3.4)
                                                   ------    ------    ------
Shareholder's equity, end of year                  $141.0    $113.2    $109.8
                                                   ======    ======    ======



                 See notes to statutory financial statements.

C.M. Life Insurance Company

STATUTORY STATEMENTS OF CASH FLOWS

                                                     Years Ended December 31,

                                                      1998      1997      1996
                                                      ----      ----      ----
                                                            (In Millions)
Operating activities:
    Net income                                      $   2.6   $   7.6   $   2.2
    Additions to policyholders' reserves and funds
      net of transfers to separate accounts            44.6      44.2      41.6
    Net realized capital (gain) loss                    1.1      (0.1)     (0.6)
    Other changes                                       7.8       0.5      (0.8)
                                                    -------   -------   -------
    Net cash provided by operating activities          56.1      52.2      42.4
                                                    -------   -------   -------
Investing activities:
    Loans and purchases of investments               (568.6)   (438.6)   (184.9)
    Sales and maturities of investments and
      receipts from repayment of loans                504.8     411.1     191.1
                                                    -------   -------   -------
    Net cash provided by (used in) investing
       activities                                     (63.8)    (27.5)      6.2
                                                    -------   -------   -------
Financing Activities:
  Capital and surplus contribution                     25.0      --        --
                                                    -------   -------   -------
Increase in cash and short-term investments            17.3      24.7      48.6
Cash and short-term investments, beginning of
  year                                                 88.4      63.7      15.1
                                                    -------   -------   -------
Cash and short-term investments, end of year        $ 105.7   $  88.4   $  63.7
                                                    =======   =======   =======





                  See notes to statutory financial statements

NOTES TO STATUTORY FINANCIAL STATEMENTS

    C.M. Life Insurance Company (the Company) is a wholly-owned stock life insurance subsidiary of Massachusetts Mutual Life Insurance Company ("MassMutual"). On March 1, 1996, the operations of the Company's former parent, Connecticut Mutual Life Insurance Company, were merged into MassMutual. The Company is primarily engaged in the sale of flexible premium universal life insurance and variable annuity products distributed through career agents. The Company is licensed to sell life insurance and annuities in Puerto Rico, the District of Columbia and 49 states (excluding New York).

1.  SUMMARY OF ACCOUNTING PRACTICES

    The accompanying statutory financial statements, have been prepared in conformity with the statutory accounting practices of the National Association of Insurance Commissioners ("NAIC") and the accounting practices prescribed or permitted by the Department of Insurance of the State of Connecticut and are different in some respects from financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). The more significant differences are as follows: (a) acquisition costs, such as commissions and other costs directly related to acquiring new business, are charged to current operations as incurred, whereas GAAP would require these expenses to be capitalized and recognized over the life of the policies; (b) policy reserves are based upon statutory mortality and interest requirements without consideration of withdrawals, whereas GAAP reserves would be based upon reasonably conservative estimates of mortality, morbidity, interest and withdrawals; (c) bonds are generally carried at amortized cost whereas GAAP generally requires they be reported at fair value; (d) deferred income taxes are not provided for book-tax timing differences as would be required by GAAP; and (e) payments received for universal life products and variable annuities are reported as premium revenue, whereas under GAAP, these payments would be recorded as deposits to policyholders' account balances.

    In March 1998, the NAIC adopted the Codification of Statutory Accounting Principles ("Codification"). Codification provides a comprehensive guide of statutory accounting principles for use by insurers in all states and is expected to become effective no later than January 1, 2001. The effect of adopting Codification shall be reported as an adjustment to surplus on the effective date. The Company is currently reviewing the impact of Codification; however, since the Department of Insurance of the State of Connecticut has not approved Codification, the ultimate impact cannot be determined at this time.

    The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosures of contingent assets and liabilities, at the date of the financial statements. Management must also make estimates and assumptions that affect the amounts of revenues and expenses during the reporting period. Future events, including changes in the levels of mortality, morbidity, interest rates and asset valuations, could cause actual results to differ from the estimates used in these financial statements.

    Certain 1997 and 1996 amounts have been reclassed to conform with the current year presentation.

    The following is a description of the Company's principal accounting policies and practices.

A.  Investments

    Bonds are valued in accordance with rules established by the NAIC. Generally, bonds are valued at amortized cost.

    Mortgage loans are valued at unpaid principal net of unamortized premium or discount. The Company discontinues the accrual of interest on mortgage loans which are delinquent more than 90 days or when collection is uncertain.

   Policy loans are carried at the outstanding loan balance less amounts unsecured by the cash surrender value of the policy.

   Short-term investments are stated at amortized cost, which approximates fair value.

   Other invested assets include investments in affiliated mutual funds and preferred stocks and are valued in accordance with rules established by the NAIC. Generally, investments in mutual funds are valued at fair value and preferred stocks in good standing at cost.

   In compliance with regulatory requirements, the Company maintains an Asset Valuation Reserve ("AVR") and an Interest Maintenance Reserve ("IMR"). The AVR and other investment reserves stabilize surplus against fluctuations in the value of stocks, as well as declines in the value of bonds and mortgage loans. The IMR captures after-tax realized capital gains and losses which result from changes in the overall level of interest rates for all types of fixed income investments and interest related hedging activities. These interest related gains and losses are amortized into income using the grouped method over the remaining life of the investment sold or over the remaining life of the underlying asset. Net realized after-tax capital gains of $2.6 million in 1998, $2.0 million in 1997 and $0.4 million in 1996 were transferred to the IMR. Amortization of the IMR into net investment income amounted to $0.3 million in 1998 and $0.1 million in 1997 and 1996. At December 31, 1997, the IMR consisted of a net loss deferral, which, in accordance with the regulations, was recorded as a reduction of surplus.

   Realized capital gains and losses, less taxes, not includable in the IMR, are recognized in net income. Realized capital gains and losses are determined using the specific identification method. Unrealized capital gains and losses are included in surplus.

B. Separate Accounts

   Separate account assets and liabilities represent segregated funds administered and invested by the Company for the benefit of variable annuity contract holders. Assets consist principally of marketable securities reported at fair value. Transfers due from separate accounts represent the policyholders' account values in excess of statutory benefit reserves. Premiums, benefits and expenses of the separate accounts are reported in the Statutory Statement of Income. The Company receives administrative and investment advisory fees from these accounts.

   Net transfers to separate accounts of $121.0 million, $146.5 million and $170.5 million in 1998, 1997 and 1996, respectively, are included in the addition to policyholders' reserves and funds.

C. Non-admitted Assets

   Assets designated as "non-admitted" (principally prepaid agent commissions, other prepaid expenses and the IMR, when in a net loss deferral position) are excluded from the statutory statement of financial position. These amounted to $5.5 million and $5.7 million as of December 31, 1998 and 1997, respectively and changes therein are charged directly to surplus.

D. Policyholders' Reserves and Funds

   Policyholders' reserves for life insurance contracts are developed using accepted actuarial methods computed principally on the net level premium, the Commissioners' Reserve Valuation Method and the California Method bases using the 1980 Commissioners' Standard Ordinary mortality tables with assumed interest rates ranging from 3.0 to 4.5 percent.

   Reserves for individual annuities are based on accepted actuarial methods, principally at interest rates ranging from 5.25 to 9.0 percent. Reserves for policies and contracts considered investment contracts have a carrying value of $129.8 million and $115.6 million at December 31, 1998 and 1997, respectively with a fair value of $132.8 million and $116.0 million at December 31, 1998 and 1997, respectively as determined by discounted cash flow projections.

   The Company made certain changes in the valuation of policyholders' reserves which increased surplus by $2.7 million in 1998.

E. Premium and Related Expense Recognition

   Life insurance premium revenue is recognized annually on the anniversary date of the policy. Annuity premium is recognized when received. Commissions and other costs related to the issuance of new policies, maintenance and settlement costs are charged to current operations when incurred.

F. Cash and Short-term Investments

   For purposes of the Statutory Statement of Cash Flows, the Company considers all highly liquid short-term investments purchased with a maturity of twelve months or less to be short-term investments.

2. FEDERAL INCOME TAXES

   Provision for federal income taxes is based upon the Company's estimate of its tax liability. No deferred tax effect is recognized for temporary differences that may exist between financial reporting and taxable income. Accordingly, the reporting of miscellaneous temporary differences, such as reserves and acquisition costs, resulted in effective tax rates which differ from the statutory tax rate.

   The Company plans to file a separate company 1998 federal income tax return.

   The Internal Revenue Service has completed its examination of the Company's income tax returns through the year 1995.

   Federal tax payments were $16.9 million in 1998, $6.8 million in 1997 and $17.6 million in 1996.

3. SHAREHOLDER'S EQUITY

   The Board of Directors of MassMutual has authorized the contribution of funds to the Company sufficient to meet the capital requirements of all states in which the Company is licensed to do business. Substantially all of the statutory shareholder's equity is subject to dividend restrictions relating to various state regulations, which limit the payment of dividends to the shareholder without prior approval. Under these regulations, $11.3 million of shareholder's equity is available for distribution to the shareholder in 1999 without prior regulatory approval.

   During 1998, MassMutual contributed additional paid-in capital of $25.0 million to the Company.

4. RELATED PARTY TRANSACTIONS

   MassMutual and the Company have an agreement whereby MassMutual, for a fee, furnishes the Company, as required, operating facilities, human resources, computer software development and managerial services. Also, investment and administrative services are provided to the Company pursuant to a management services agreement with MassMutual. Similar arrangements were in place with Connecticut Mutual Life Insurance Company, the Company's former parent, prior to its merger with MassMutual. Fees incurred under the terms of these agreements were $74.1 million, $39.7 million and $45.9 million in 1998, 1997 and 1996, respectively.

   Prior to March 1, 1996, the Company had an underwriting agreement with its affiliates GR Phelps & Co., Inc. and MML Distributors LLC. Under this agreement, the affiliates paid commissions and received the cash flows from variable annuity contract fees. Effective March 1, 1996, this agreement was cancelled, and the Company began paying all commissions and retained the right to the related future cash flows from contract fees.

   The Company cedes a portion of its life insurance business to MassMutual and other insurers in the normal course of business. The Company's retention limit per individual insured is $12.0 million; the portion of the risk exceeding the retention limit is reinsured with other insurers. The Company is contingently liable with respect to ceded reinsurance in the event any reinsurer is unable to fulfill its contractual obligations.

   The Company has a modified coinsurance quota-share reinsurance agreement with MassMutual whereby the Company cedes 75% of the premiums on certain universal life policies. In return, MassMutual pays the Company a stipulated expense allowance, death and surrender benefits, and a modified coinsurance adjustment based upon experience. Reserves for payment of future benefits for the ceded policies are retained by the Company.

   The Company also has a stop-loss agreement with MassMutual under which the Company cedes claims which, in aggregate, exceed 18% of the covered volume for any year, with maximum coverage of $25.0 million above the aggregate limit. The aggregate limit was $36.9 million in 1998, $35.6 million in 1997, and $28.1 million in 1996 and it was not exceeded in any of the years. The Company paid approximately $1.0 million in premiums to MassMutual under the agreement in 1998 and 1997, and $0.4 million in 1996.

5. INVESTMENTS

   The Company maintains a diversified investment portfolio. Investment policies limit concentration in any asset class, geographic region, industry group, economic characteristic, investment quality or individual investment.

A. Bonds

   The carrying value and estimated fair value of investments in bonds as of December 31, 1998 and 1997 are as follows:

                                                  December 31, 1998
                                                  -----------------
                                                   Gross     Gross     Estimated
                                      Carrying  Unrealized Unrealized     Fair
                                        Value      Gains     Losses      Value
                                      --------  ---------- ----------  ---------
                                                     (In Millions)

    U. S. Treasury securities          $   69.3    $   1.4    $  0.1    $   70.6
     and obligations of U.S.
     government corporations
     and agencies
    Debt securities issued by               3.2         --       0.1         3.1
     foreign governments
    Mortgage-backed securities             57.9        1.6       0.2        59.3
    State and local governments            12.1        0.4       0.2        12.3
    Corporate debt securities             522.6       17.8       3.0       537.4
    Utilities                              17.9        0.9        --        18.8
                                       --------    -------    ------    --------
     Total                             $  683.0    $  22.1    $  3.6    $  701.5
                                       ========    =======    ======    ========

                                                  December 31, 1997
                                                  -----------------
                                                   Gross     Gross     Estimated
                                      Carrying  Unrealized Unrealized     Fair
                                        Value      Gains     Losses      Value
                                      --------  ---------- ----------  ---------
                                                     (In Millions)

    U. S. Treasury securities          $  104.3    $   2.2    $  0.2    $  106.3
     and obligations of U.S.
     government corporations
     and agencies
    Debt securities issued by               4.6        --        0.3         4.3
     foreign governments
    Mortgage-backed securities             38.8        1.0       0.2        39.6
    State and local governments            20.0        0.3      --          20.3
    Corporate debt securities             471.8       15.6       1.9       485.5
    Utilities                              25.0        1.1      --          26.1
                                       --------    -------    ------    --------
     Total                             $  664.5    $  20.2    $  2.6    $  682.1
                                       ========    =======    ======    ========

   The carrying value and estimated fair value of bonds at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                                                          Estimated
                                                    Carrying                Fair
                                                      Value                 Value
                                                    --------              ---------
                                                            (In Millions)
        Due in one year or less                     $   52.2              $   52.5
        Due after one year through five years          216.8                 223.2
        Due after five years through ten years         233.1                 240.0
        Due after ten years                             69.4                  72.1
                                                    --------              --------
                                                       571.5                 587.8
        Mortgage-backed securities, including
           securities guaranteed by the U.S.
           Government                                  111.5                 113.7
                                                    --------              --------
          Total                                     $  683.0              $  701.5
                                                    ========              ========

   Proceeds from sales of investments in bonds were $480.4 million during 1998, $388.8 million during 1997, and $162.9 million during 1996. Gross capital gains of $5.0 million in 1998, $3.8 million in 1997, and $1.6 million in 1996 and gross capital losses of $0.9 million in 1998, $0.5 million in 1997, and $0.9 million in 1996 were realized on those sales, portions of which were included in the IMR. Estimated fair value of non-publicly traded bonds is determined by the Company using a pricing matrix and quoted market prices for publicly traded bonds.

B. Mortgages

   The fair value of mortgage loans, as determined from a pricing matrix for performing loans and the estimated underlying real estate value for non-performing loans, approximated carrying value.

   The Company had restructured loans with book values of $10.4 million and $17.3 million at December 31, 1998 and 1997, respectively. The loans typically have been modified to defer a portion of the contractual interest payments to future periods. Interest deferred to future periods totaled $0.2 million in 1998, 1997 and 1996. At December 31, 1998, scheduled commercial mortgage loan maturities were as follows: 1999 - $8.6 million; 2000 - $1.5 million; 2001 - $10.3 million; 2002 - $15.0 million; 2003 - $8.6 million; and
   $37.0 million thereafter.

C. Policy Loans

   Policy loans are recorded at cost as it is not practicable to determine the fair value since they do not have a stated maturity.

D. Other

   Investments in affiliated mutual funds had a cost of $62.4 million in 1998 and $50.2 million in 1997 with fair values of $67.7 million in 1998 and $61.4 million in 1997, using quoted market prices. Preferred stocks in good standing had fair values of $0.5 million in 1998 using a pricing matrix for non-publicly traded stocks and quoted market prices for publicly traded stocks. At December 31, 1998, the fair values of preferred stocks approximated cost. The Company did not invest in any preferred stocks at December 31, 1997.

   The carrying value of investments which were non-income producing for the preceding twelve months was $0.4 million at December 31, 1998 and 1997.

6. PORTFOLIO RISK MANAGEMENT

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

   The Company utilizes interest rate swap agreements, options, and purchased caps and floors to reduce interest rate exposures arising from mismatches between assets and liabilities and to modify portfolio profiles to manage other risks identified. Under interest rate swaps, the Company agrees to an exchange, at specified intervals, between streams of variable rate and fixed rate interest payments calculated by reference to an agreed-upon notional principal amount. Gains and losses realized on the termination of contracts are deferred and amortized through the IMR over the remaining life of the associated contract. IMR amortization is included in net investment income on the Statutory Statement of Income. Net amounts receivable and payable are accrued as adjustments to investment income and included in investment and insurance amounts receivable on the Statutory Statement of Financial Position. At December 31, 1998 and 1997, the Company had swaps outstanding with notional amounts of $197.5 million and $46.5 million, respectively. The fair value of these instruments was $2.7 million at December 31, 1998 and $0.2 million at December 31, 1997.

   Options grant the purchaser the right to buy or sell a security or enter into a derivative transaction at a stated price within a stated period. The Company's option contracts have terms of up to ten years. The amounts paid for options purchased are amortized into investment income over the life of the contract on a straight-line basis. Unamortized costs are included in other investments on the Statutory Statement of Financial Position. Gains and losses on these contracts are recorded at the expiration or termination date and are deferred and amortized through the IMR over the remaining life of the option contract. At December 31, 1998 and 1997, the Company had option contracts with notional amounts of $961.2 million and $111.3 million, respectively. The Company's credit risk exposure was limited to the unamortized costs of $7.5 million and $2.2 million which had fair values of $9.8 million and $2.3 million at December 31, 1998 and 1997, respectively.

   Interest rate cap agreements grant the purchaser the right to receive the excess of a referenced interest rate over a stated rate calculated by reference to an agreed upon notional amount. Interest rate floor agreements grant the purchaser the right to receive the excess of a stated rate over a referenced interest rate calculated by reference to an agreed upon notional amount. Amounts paid for interest rate caps and floors are amortized into investment income over the life of the asset on a straight-line basis. Unamortized costs are included in other investments on the Statutory Statement of Financial Position. Amounts receivable and payable are accrued as adjustments to investment income and included in the Statutory Statement of Financial Position as investment and insurance amounts receivable. Gains and losses on these contracts, including any unamortized cost, are recognized upon termination and are deferred and amortized through the IMR over the remaining life of the associated cap or floor agreement. At December 31, 1998, the Company had agreements with notional amounts of $355.0 million. The Company's credit risk exposure on these agreements is limited to the unamortized costs of $0.5 million. The fair values of these instruments were $1.6 million at December 31, 1998. At December 31, 1997, the Company did not have any open interest rate caps or floor agreements.

   The Company utilizes asset swap agreements to reduce exposures, such as currency risk and prepayment risk, built into certain assets acquired. Cross-currency interest rate swaps allow investment in foreign currencies, increasing access to additional investment opportunities, while limiting foreign exchange risk. The net cash flows from asset and currency swaps are recognized as adjustments to the underlying assets' investment income. Gains and losses realized on the termination of these contracts adjusts the bases of the underlying asset. Notional amounts relating to asset and currency swaps totaled $1.0 million at December 31, 1997. The fair values of these instruments were an unrealized gain of $0.1 million at December 31, 1997. As of December 31, 1998, the Company did not have any open asset swap agreements.

   The Company enters into forward U.S. Treasury, Government National Mortgage Association ("GNMA") and Federal National Mortgage Association ("FNMA") commitments for the purpose of managing interest rate exposure. The Company generally does not take delivery on forward commitments. These commitments are instead settled with offsetting transactions. Gains and losses on forward commitments are recorded when the commitment is closed and amortized through the IMR over the remaining life of the asset. At December 31, 1998 and 1997, the Company had U. S. Treasury, GNMA and FNMA purchase commitments which will settle during the following year with contractual amounts of $1.0 million and $3.0 million, respectively.

   The Company is exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. This exposure is limited to contracts with a positive fair value. The amounts at risk in a net gain position were $14.2 million and $2.6 million at December 31, 1998 and 1997, respectively. The Company monitors exposure to ensure counterparties are credit worthy and concentration of exposure is minimized. Additionally, collateral positions have been obtained with counterparties when considered prudent.

7. BUSINESS RISKS AND CONTINGENCIES

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

   The Company is involved in litigation arising in and out of the normal course of its business. Management intends to defend these actions vigorously. While the outcome of litigation cannot be foreseen with certainty, it is the opinion of management, after consultation with legal counsel, that the ultimate resolution of these matters will not materially impact its financial position, results of operations or liquidity.

8. AFFILIATED COMPANIES

   The relationship of the Company, its parent and affiliated companies as of December 31, 1998 is illustrated below. Subsidiaries are wholly-owned by the parent, except as noted.

    Parent
    ------
    Massachusetts Mutual Life Insurance Company

    Subsidiaries of Massachusetts Mutual Life Insurance Company
    -----------------------------------------------------------
    CM Assurance Company
    CM Benefit Insurance Company
    C.M. Life Insurance Company
    MassMutual Holding Company
    MassMutual of Ireland, Limited
    MML Bay State Life Insurance Company
    MML Distributors, LLC
    MassMutual Mortgage Finance, LLC

         Subsidiaries of MassMutual Holding Company
         ------------------------------------------
         GR Phelps & Co., Inc.
         MassMutual Holding Trust I
         MassMutual Holding Trust II
         MassMutual Holding MSC, Inc.
         MassMutual International, Inc.
         MML Investor Services, Inc.

         Subsidiaries of MassMutual Holding Trust I
         ------------------------------------------
         Antares Capital Corporation - 99.4%
         Charter Oak Capital Management, Inc. - 80.0%
         Cornerstone Real Estate Advisors, Inc.
         DLB Acquisition Corporation - 85.8%
         Oppenheimer Acquisition Corporation - 89.36%

         Subsidiaries of MassMutual Holding Trust II
         -------------------------------------------
         CM Advantage, Inc.
         CM International, Inc.
         CM Property Management, Inc.
         HYP Management, Inc.
         MMHC Investments, Inc.
         MML Realty Management
         Urban Properties, Inc.
         MassMutual Benefits Management, Inc.

         Subsidiaries of MassMutual International, Inc.
         ----------------------------------------------
         Compensa de Seguros de Vida S.A. - 33.5%
         MassLife Seguros de Vida (Argentina) S. A.
         MassMutual International (Bermuda) Ltd.
         Mass Seguros de Vida (Chile) S. A. - 33.5%
         MassMutual International (Luxembourg) S. A.

         MassMutual Holding MSC, Inc.
         ----------------------------
         MassMutual Corporate Value Limited - 40.93%
         9048 - 5434 Quebec, Inc.
         1279342 Ontario Limited

    Affiliates of Massachusetts Mutual Life Insurance Company
    ---------------------------------------------------------
    MML Series Investment Fund
    MassMutual Institutional Funds
    Oppenheimer Value Stock Fund

Item 9.   Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
Financial Disclosure
--------------------


No items on Form 8-K as required by Item 304 of Regulation S-K were filed during 1998.






                                   PART III





Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------



                                     Position with
                                     C.M. Life; Year                      Other Positions During
Name (Age at 12/31/98)               Commenced                            the Past Five Years
----------------------               ---------                            -------------------
Lawrence V. Burkett, Jr. (53)        Director, President and              Executive Vice President and
                                     Chief Executive Officer,             General Counsel, MassMutual since
                                     since 1996                           1993,
                                                                          Senior Vice President and Deputy
                                                                          General Counsel, MassMutual 1992-1993.

John B. Davies (49)                  Director, since 1996                 Executive Vice President,
                                                                          MassMutual since 1994,
                                                                          Associate Executive Vice
                                                                          President, MassMutual
                                                                          1994-1994, General Agent,
                                                                          MassMutual 1982-1993.

Isadore Jermyn (48)                  Director, since 1998,                Senior Vice President and Chief
                                     Senior Vice President                Actuary, MassMutual since 1998,
                                     and Actuary, since 1996              Senior Vice President and
                                                                          Actuary, MassMutual 1995-1998,
                                                                          Vice President and Actuary,
                                                                          MassMutual 1980-1995.

James E. Miller  (51)                Director and Senior Vice             Executive Vice President, MassMutual
                                     President - Life                     since 1997 and 1987-1996,
                                     Operations, since 1998               Senior Vice President,
                                                                          UniCare Life & Health 1996-1997.


Robert J. O'Connell (55)             Director, since 1999                 President and Chief Executive Officer,
                                                                          MassMutual since 1999, Senior Vice President,
                                                                          American International Group, Inc. 1991-1998,
                                                                          President and Chief Executive Officer, AIG Life
                                                                          Companies 1991 -1998.

Stuart H. Reese (43)                 Director and Senior Vice             Chief Executive Director-Investment
                                     President - Investments,             Management, MassMutual since 1997,
                                     since 1996                           Senior Vice President, MassMutual 1993-1997,
                                                                          Investment Manager, Aetna Life and Casualty and
                                                                          Affiliates 1979-1993.

Anne Melissa Dowling (40)            Senior Vice President -              Senior Vice President, MassMutual
                                     Large Corporate Marketing,           since 1996,
                                     since 1996,                          Chief Investment Officer, Connecticut Mutual
                                                                          Life Insurance Company 1994-1996,
                                                                          Senior Vice President International, Travelers
                                                                          Insurance Company 1987-1993.

Maureen R. Ford (43)                 Senior Vice President -              Senior Vice President, MassMutual since 1996,
                                     Annuity Marketing,                   Marketing Officer, Connecticut Mutual Life
                                     since 1996                           Insurance Company 1989-1996.

Edward M. Kline (55)                 Treasurer, since 1997                Treasurer and Vice President, MassMutual since
                                                                          1997,
                                                                          Vice President, MassMutual since 1989.

Ann F. Lomeli (42)                   Secretary, since 1988                Vice President, Secretary and Deputy General
                                                                          Counsel, MassMutual since 1999,
                                                                          Vice President, Secretary and Associate
                                                                          General Counsel, MassMutual 1998-1999,
                                                                          Vice President, Associate Secretary and
                                                                          Associate General Counsel, MassMutual 1996-1998,
                                                                          Corporate Secretary and Counsel, Connecticut
                                                                          Mutual Life Insurance Company 1988-1996.

Item 11.  Executive Compensation
--------------------------------



All of our executive officers also serve as officers of MassMutual and receive no compensation directly from us. Allocations have been made as to such officer's time devoted to duties as our executive officers. None of our officers or Directors received allocated compensation in excess of $100,000.

None of our shares are owned by any executive officer or director. We are a wholly-owned subsidiary of MassMutual.



Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------



This item is not applicable since we are wholly owned by MassMutual.




Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------



Reinsurance and other related party transactions

As discussed in Item 1 and in the Notes to the Audited Statutory Financial Statements, we have reinsurance and related party transactions. We cede a portion of our life insurance business to MassMutual and other insurers under various reinsurance agreements. In addition, we have an agreement with our parent, MassMutual, whereby MassMutual, for a fee, provides various management services to us.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(a) 1.   Financial Statements (set forth in Item 8.):

          -    Report of Independent Public Accountants.
          - Statutory Statements of Financial Position as of December 31, 1998 and 1997.
          - Statutory Statements of Income for each of the years ended December 31, 1998, 1997 and 1996.
          - Statutory Statements of Changes in Shareholder's Equity for each of the years ended December 31, 1998, 1997 and 1996.
          - Statutory Statements of Cash Flows for each of the years ended December 31, 1998, 1997 and 1996.
          -    Notes to Statutory Financial Statements.

     2.  Financial Statement Schedules (set forth below):

              Report of Independent Public Accountants.
              Schedule I  - Summary of Investments - Other than Investments in
                            Related Parties as of December 31, 1998.
              Schedule III  - Supplementary Insurance Information.
              Schedule IV  - Reinsurance
              Schedule V  - Valuation and qualifying accounts

         All other schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the financial statements or notes thereto.

     3.  Exhibit Number
         Per Item 601 of     Description
         Regulation S-K      of Exhibits
         --------------      -----------

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

               16 Change of independent accountant - Incorporate by reference Form 8-K filed October 4, 1996.

               23            (i)   Report of Independent Accountants*****
                             (ii)  Financial Statement Schedules I, II, IV, and
                                   V. *****
                             (iii) Consent of Counsel (filed as Exhibit 24(b) to
                                   Pre-Effective Amendment No. 1 to Registration
                                   Statement filed April 13, 1992 on Form S-1
                                   (Reg. No. 33-45123)).

               24(a)         Powers of Attorney***
                             for Lawrence V. Burkett, Jr.
                                 John B. Davies
                                 Stuart H. Reese

               24(b)         Powers of Attorney ****
                                 for Edward M. Kline
                                 John Miller, Jr.
                                 James E. Miller
                                 Isadore Jermyn


               27            Financial Data Schedule*****

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

     *** Incorporated by reference to the December 31, 1997 Form 10K for C.M. Life Insurance Company as filed with the Securities and Exchange Commission on March 26, 1998.

     **** Incorporated by reference to Post-Effective Amendment No. 4 to the registration statement File No. 33-61679, filed on Form N-4 on December 21, 1998.

     ***** Filed herewith.

(b) No reports on Form 8-K were filed during the last quarter of 1998.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             C.M. LIFE INSURANCE COMPANY
                                                     (Registrant)


                                             By: /s/ Lawrence V. Burkett, Jr. *
                                                 ------------------------------
                                             Lawrence V. Burkett, Jr.
                                             Director, President and Chief
                                             Executive Officer (Principal
                                             Executive Officer)

                                             Date: March 22, 1999
                                             --------------------
/s/ Richard M. Howe
-------------------
*Richard M. Howe
     On March 22, 1999 as Attorney in
     Fact, pursuant to Power of Attorney.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signatures                        Title                            Date
        ----------                        -----                            ----
/s/ Lawrence V. Burkett, Jr.*    Director and President and Chief    March 22, 1999
--------------------------------                                     -------------------
Lawrence V. Burkett, Jr.         Executive Officer
                                 (Principal Executive Officer)


/s/ Edward M. Kline*             Vice President and Treasurer        March 22, 1999
--------------------------------                                     -------------------
Edward M. Kline                  (Principal Financial Officer)


/s/ John Miller, Jr*             Vice President and                  March 22, 1999
-------------------------------- Comptroller                         -------------------
John Miller, Jr.                 (Principal Accounting Officer)



/s/ John B. Davies*               Director                           March 22, 1999
--------------------------------                                     -------------------
John B. Davies


/s/ Stuart H. Reese*              Director                           March 22, 1999
--------------------------------                                     -------------------
Stuart H. Reese

/s/ Isadore Jermyn*               Director                           March 22, 1999
--------------------------------                                     -------------------
Isadore Jermyn

/s/ James Miller*                 Director                           March 22, 1999
--------------------------------                                     -------------------
James Miller

 /s/ Richard M. Howe              On March 22, 1999, As Attorney-in-fact,
-------------------
*Richard M. Howe                  pursuant to Powers of Attorney.