Form 10-Q
period 1999-03-31
C M LIFE INSURANCE CO
filed 1999-05-13
CIK 883232

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

       (Mark One)
       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1999

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

Yes   X     No  ____
    -----

              APPLICABLE ONLY TO ISSURERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ___   No  ___

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Registrant has 12,500 shares of common stock outstanding on March 31, 1999, all of which are owned by Massachusetts Mutual Life Insurance Company.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                          C.M. LIFE INSURANCE COMPANY

                                     INDEX

Part I    Financial Information
          ---------------------
          Item 1:  Financial Statements

                    Statutory Statements of Financial Position -
                      March 31, 1999 and December 31, 1998                               3

                    Statutory Statements of Income-
                      Three Months Ended March 31, 1999 and 1998                         4

                    Statutory Statements of  Shareholder's Equity
                      Three Months Ended March 31, 1999 and 1998                         5

                    Statutory Statements of Cash Flows-
                      Three Months Ended March 31, 1999 and 1998                         6

                    Condensed Notes to Statutory Financial Statements                    7

          Item 2:   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                9

          Item 3:   Quantitative and Qualitative Disclosure About
                      Market Risk                                                       12

Part II   Other Information

          Item 1:   Legal proceedings                                                 None

          Item 2:   Changes in securities                                   Not Applicable

          Item 3:   Defaults upon senior securities                         Not Applicable

          Item 4:   Submission of matters to a vote of security holders     Not Applicable

          Item 5:   Other information                                                 None

          Item 6:   Exhibits and reports on Form 8-K                                    13

 Signatures                                                                             13

                                    PART I
                                    ITEM 1

                          C.M. LIFE INSURANCE COMPANY
                  STATUTORY STATEMENTS OF FINANCIAL POSITION

                                                                March 31,                December 31,
                                                                   1999                     1998
                                                                   ----                     ----
                                                                (Unaudited)

                                                               ($ In Millions Expect for  Par Value)
Assets:
Bonds                                                             $  674.7                $  683.0
Mortgage loans                                                       132.9                   126.3
Other investments                                                     79.2                    76.3
Policy loans                                                         146.6                   150.4
Cash and short-term investments                                      123.9                   105.7
                                                                  --------                --------
                  Total invested assets                            1,157.3                 1,141.7

Investment and insurance amounts receivable                           39.0                    36.0
Transfers due from separate account                                   38.9                    34.3
                                                                  --------                --------
                                                                   1,235.2                 1,212.0
Separate account assets                                            1,297.0                 1,318.9
                                                                  --------                --------
               Total assets                                       $2,532.2                $2,530.9
                                                                  ========                ========

Liabilities:

Policyholders' reserves and funds                                 $1,010.8                $  996.3
Policyholders' claims and other benefits                               8.7                     3.8
Payable to parent                                                     18.3                    28.8
Federal income taxes                                                   4.6                      -
Asset valuation and other investment reserves                         24.7                    23.9
Other liabilities                                                     21.7                    18.2
                                                                  --------                --------
                                                                   1,088.8                 1,071.0
Separate account liabilities                                       1,297.0                 1,318.9
                                                                  --------                --------
               Total liabilities                                   2,385.8                 2,389.9
                                                                  --------                --------
Shareholder's equity:

Common stock, $200 par value
               50,000 shares authorized
               12,500 shares issued and outstanding                    2.5                     2.5
Paid-in and contributed surplus                                       68.8                    68.8
Surplus                                                               75.1                    69.7
                                                                  --------                --------
               Total shareholder's equity                            146.4                   141.0
                                                                  --------                --------
               Total liabilities and shareholder's equity         $2,532.2                $2,530.9
                                                                  ========                ========

            See condensed notes to statutory financial statements.

                                    PART I
                              ITEM 1 (CONTINUED)

                          C.M. LIFE INSURANCE COMPANY
                        STATUTORY STATEMENTS OF INCOME
                                  (Unaudited)

                                                                               Three Months Ended March 31,
                                                                               ----------------------------
                                                                               1999                   1998
                                                                               ----                   ----
                                                                                       (In Millions)
Revenue:
Premium income                                                                $ 99.5                 $ 85.9
Net investment income                                                           19.7                   18.5
Fees and other income                                                            1.8                    0.6
                                                                              ------                 ------
                                                                               121.0                  105.0
                                                                              ------                 ------
Benefits and expenses:
Policyholders'  benefits and payments                                           70.7                   33.0
Addition to policyholders' reserves and funds                                    7.6                   34.1
Operating expenses                                                              16.2                   13.4
Commissions                                                                     13.0                   10.3
State taxes, licenses and fees                                                   1.4                    2.3
                                                                              ------                 ------
                                                                               108.9                   93.1
                                                                              ------                 ------
Net gain from operations before federal income taxes                            12.1                   11.9
Federal income taxes                                                             6.5                    5.5
                                                                              ------                 ------
Net gain from operations                                                         5.6                    6.4

Net realized capital gain                                                          -                      -
                                                                              ------                 ------

Net income                                                                    $  5.6                 $  6.4
                                                                              ======                 ======

            See condensed notes to statutory financial statements.

                                    PART I
                              ITEM 1 (CONTINUED)

                          C.M. LIFE INSURANCE COMPANY
                 STATUTORY STATEMENTS OF SHAREHOLDER'S EQUITY
                                  (Unaudited)

                                                                  Three Months Ended March 31,
                                                                  ---------------------------
                                                                     1999           1998
                                                                     ----           ----
                                                                        (In Millions)
Shareholder's equity, beginning of year                             $141.0         $113.2
Increases (decreases) due to:
Net income                                                             5.6            6.4
Change in asset valuation and other investment reserves               (0.8)          (2.3)
Changes in non-admitted assets and other                               1.0            0.9
Change in unrealized capital gain (loss)                              (0.4)           3.7
                                                                    ------         ------
                                                                       5.4            8.7
                                                                    ------         ------
Shareholder's equity, end of period                                 $146.4         $121.9
                                                                    ======         ======

            See condensed notes to statutory financial statements.

                                    PART I
                              ITEM 1 (CONTINUED)

                          C.M. LIFE INSURANCE COMPANY
                      STATUTORY STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                 Three Months Ended March 31,
                                                               --------------------------------
                                                                 1999                    1998
                                                                 ----                    ----
                                                                         (In Millions)
Operating activities:

Net income                                                       $  5.6                 $   6.4
Additions to policyholders' reserves and funds
    net of transfers to separate accounts                          19.4                     3.5
Other changes                                                      (5.1)                   (3.9)
                                                                -------                 -------
          Net cash provided by operating activities                19.9                     6.0
                                                                -------                 -------

Investing activities:

Loans and purchases of investments                                (81.8)                 (224.7)
Sales and maturities of investments and
   receipts from repayments of loans                               80.1                   182.7
                                                                -------                 -------

          Net cash used in investing activities                    (1.7)                  (42.0)
                                                                -------                 -------

Increase (decrease) in cash and short-term investments             18.2                   (36.0)

Cash and short-term investments, beginning of year                105.7                    88.4
                                                                -------                 -------

Cash and short-term investments, end of period                  $ 123.9                 $  52.4
                                                                =======                 =======


             See condensed notes to statutory financial statements.

                                    PART I
                              ITEM 1 (CONTINUED)

                          C.M. LIFE INSURANCE COMPANY
               CONDENSED NOTES TO STATUTORY FINANCIAL STATEMENTS
                                MARCH 31, 1999
                                  (UNAUDITED)


C.M. Life Insurance Company ("C.M. Life" or "The Company"), 140 Garden Street, Hartford, Connecticut, 06154, is a stock life insurance company. The Company primarily sells flexible premium universal life insurance and variable annuity products, and is licensed in Puerto Rico, the District of Columbia and 49 states, excluding the State of New York. C.M. Life is a wholly owned stock life insurance subsidiary of Massachusetts Mutual Life Insurance Company ("MassMutual").


1.  SUMMARY OF ACCOUNTING PRACTICES
-----------------------------------

The accompanying statutory financial statements have been prepared in conformity with the statutory accounting practices of the National Association of Insurance Commissioners ("NAIC") and the accounting practices prescribed or permitted by the Department of Insurance of the State of Connecticut and are different in some respects from financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). The more significant differences are as follows: (a) acquisition costs, such as commissions and other costs directly related to acquiring new business, are charged to current operations as incurred, whereas GAAP would require these expenses to be capitalized and recognized over the life of the policies; (b) policy reserves are based upon statutory mortality and interest requirements without consideration of withdrawals, whereas GAAP reserves would be based upon reasonably conservative estimates of mortality, interest and withdrawals; (c) bonds are generally carried at amortized cost whereas GAAP generally requires they be reported at fair value; (d) deferred income taxes are not provided for book-tax timing differences as would be required by GAAP; and (e) payments received for universal life products and variable annuities are reported as premium revenue, whereas under GAAP, these payments would be recorded as deposits to policyholders' account balances.

In March 1998, the NAIC adopted the Codification of Statutory Accounting Principles ("Codification"). Codification provides a comprehensive guide of statutory accounting principles for use by insurers in all states and is expected to become effective no later than January 1, 2001. The effect of adopting Codification shall be reported as an adjustment to surplus on the effective date. The Company is currently reviewing the impact of codification; however, since the State of Connecticut Insurance Department has not approved Codification, the ultimate impact cannot be determined at this time.

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

In the Company's opinion these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its statutory financial position in accordance with statutory accounting principles, as of March 31, 1999 and December 31, 1998, and the results of its operations, changes in shareholder's equity, and its cash flows for the three month periods ended March 31, 1999 and 1998.

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. Certain prior period amounts have been restated to conform to current presentation. These financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to C.M. Life's audited statutory financial statements for the year ended December 31, 1998. Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in C.M. Life's December 31, 1998, audited statutory financial statements, have been omitted from these interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with statutory accounting principles have been condensed or omitted pursuant to instructions, rules and regulations. These unaudited interim financial statements should be read in conjunction with the audited statutory financial statements and notes thereto, included in C.M. Life's Annual Report on Form 10-K, for the year ended December 31, 1998.


2.  RELATED PARTY TRANSACTIONS
------------------------------

MassMutual and the Company have an agreement whereby MassMutual, for a fee, furnishes the Company, as required, operating facilities, human resources, computer software development and managerial services. Also, investment and administrative services are provided to the Company pursuant to a management services agreement with MassMutual. Fees incurred under the terms of these agreements were $16.9 million and $13.3 million for the three month periods ending March 31, 1999 and 1998 respectively.

The Company cedes a portion of its life insurance business to MassMutual and other insurers in the normal course of business. The Company has a modified coinsurance quota-share reinsurance agreement with MassMutual whereby the Company cedes 75% of the premiums on certain universal life policies. In return, MassMutual pays the Company a stipulated expense allowance, death and surrender benefits, and a modified coinsurance adjustment based upon experience. The Company retains the assets and related reserves for the payment of future benefits on ceded policies. In addition to the coinsurance agreement, the Company also has a stop-loss agreement with MassMutual under which the Company cedes claims that, in aggregate, exceed 18% of the covered volume for any year, with maximum coverage of $25.0 million above the aggregate limit. The Company paid approximately $0.3 million in premiums to MassMutual under the agreement in each of the three month periods ending March 31, 1999 and 1998.


3.  SEGMENT INFORMATION
-----------------------

C.M. Life's operations consist of one business segment, which principally sells universal life insurance, variable life insurance and annuity products. C.M. Life is not dependent upon any single customer and no single customer accounted for more than 10% of revenues for the three month periods ended March 31, 1999 and 1998.

                                    PART I
                                    ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the statutory financial statements (Unaudited) and condensed notes to statutory financial statements included elsewhere in the Form 10-Q and the audited statutory financial statements and notes thereto, included in C.M. Life's Annual Report on Form 10-K, for the year ended December 31, 1998.

FORWARD-LOOKING INFORMATION
---------------------------
The Private Securities Litigation Reform Act of 1995 ("the ACT") provides a "Safe harbor" for forward-looking statements which are identified as such and are accompanied by the identification of important factors which could cause a material difference from the forward-looking statements. Certain information contained in this discussion is or may be considered as forward-looking. Forward-looking statements are those not based on historical information, but rather, relate to future operations, strategies, financial results or other developments, and contain terms such as "may," "expects," "should," "believes," "anticipates," "intends," "estimates," "projects," "goals," "objectives" or similar expressions. Forward-looking statements are based upon estimates and assumptions. These statements may change due to business uncertainties, economic uncertainties, competitive uncertainties; and other factors, many of which are beyond the Company's control. Additionally, Company business decisions are also subject to change. The Company does not publicly update or revise any forward-looking statements, as a result of new information, future developments or otherwise.


RESULTS OF OPERATIONS
---------------------

For the Three Months Ended March 31, 1999
-----------------------------------------
Compared to the Three Months Ended March 31, 1998
-------------------------------------------------

For the three months ended March 31, 1999, C.M. Life had net income of $5.6 million, as compared with net income of $6.4 million for the three months ended March 31, 1998. The decrease of $0.8 million, or 13%, was primarily attributable to increases in benefits and expenses and federal income taxes partially offset by increased premium income.

Premium income, net of reinsurance ceded, increased $13.6 million, or 16%, to $99.5 million in 1999 from $85.9 million in 1998. The 16% growth in premiums, net of reinsurance, is attributable to increased sales of universal and other life insurance products of 25% and a 10% increase in sales of variable annuity products over the same period of the prior year. C.M. Life's business mix is changing, such that universal and other life insurance product premiums are increasing at a faster rate than annuity products. Universal and other life insurance products comprised 41% of total premium income during the first quarter of 1999 compared to 38% in 1998, while annuity products were 59% in 1999 compared to 62% in 1998.

The following table sets forth premium and other information for C.M. Life's products:

                                                                Three Months Ended March 31
                                                               ------------------------------
                                                                 1999                 1998
                                                                 ----                 ----
                                                                        (In Millions)
Premium income:
    Universal and other life insurance:
      Gross premiums                                             $ 56.3               $ 46.1
      Ceded premiums                                              (15.8)               (13.8)
                                                                 ------               ------
      Net premiums                                                 40.5                 32.3
    Annuities                                                      59.0                 53.6
                                                                 ------               ------
Total premium income                                             $ 99.5               $ 85.9
                                                                 ======               ======

Net investment income increased $1.2 million, or 6%, to $19.7 million in 1999 from $18.5 million in 1998. This increase reflects growth in invested assets of 8%, partially offset by a 10 basis point decrease in portfolio yields. Fluctuations in market conditions will impact future investment results.

The components of net investment income are set forth below:

                                           Three Months Ended March 31,
                                           ----------------------------
                                             1999                1998
                                             ----                ----
                                                   (In Millions)
Gross investment income:
     Bonds and preferred stock               $ 13.2              $ 11.8
     Common stock                               0.7                 1.1
     Mortgage loans                             2.4                 2.2
     Policy loans                               2.5                 2.8
     Cash and short-term investments            1.5                 1.2
                                             ------              ------
Total gross investment income                  20.3                19.1
Less:  Investment expenses                     (0.6)               (0.6)
                                             ------              ------
Net investment income                        $ 19.7              $ 18.5
                                             ======              ======

The annualized yield on total investments before indirect expenses was 7.2% and 7.3% for the periods ended March 31, 1999 and 1998, respectively. After expenses, net annualized yields were 7.0% and 7.1%, for the periods ended March 31, 1999 and 1998, respectively. The annualized yield on each investment category, before federal income taxes, is calculated as: (a) two times gross investment income divided by (b) the sum of assets at the beginning of the year and assets at the end of the period, less gross investment income, (c) multiplied by four.

Fees and other income increased $1.2 million, or 200%, to $1.8 million in 1999 from $0.6 million in 1998, primarily due to larger allowances for commissions and expenses on reinsurance ceded.

Policyholders' benefits and payments increased $37.7 million, or 114%, to $70.7 million in 1999 from $33.0 million in 1998. Surrender benefits on annuity products increased $35.8 million, the majority of which were withdrawals from the separate accounts. It is not known if this higher level of surrenders will continue.

Addition to policyholders' reserves and funds decreased $26.5 million, or 78%, to $7.6 million in 1999 from $34.1 million in 1998. Addition to policyholders' reserves and funds includes transfers to and from the separate account based upon policyholder elections. The $26.5 million decrease is primarily due to a $37.0 million growth in separate account withdrawals partially offset by higher separate account deposits. Separate account withdrawals include the annuity surrenders discussed above. In addition, general account reserves increased, primarily due to a $6.6 million increase in the growth in annuity reserves and a $4.3 million increase in the growth in life reserves.

Operating expenses, commissions and state taxes, licenses and fees, increased $4.6 million, or 18%, to $30.6 million in 1999 from $26.0 million in 1998. The increase is attributable to higher commissions associated with the volume and mix of new business and increased management fees charged by MassMutual, which included increases in agency allowances associated with business growth. The growth in these expenses is consistent with the premium growth experienced by the Company.

Federal income tax expense increased $1.0 million, or 18%, to $6.5 million in 1999 from $5.5 million in 1998. Taxable income increased to $18.7 million in 1999 from $15.6 million in 1998. The increase in taxable income is primarily attributable to the timing of the tax deductibility of acquisition costs.

The Company had no realized capital gains (losses), after the transfer to the Interest Maintenance Reserve ("IMR"), which captures after tax realized capital gains and losses due to changes in interest rates for all types of fixed income investments.

STATEMENT OF FINANCIAL POSITION
-------------------------------

Assets
------

Total assets at March 31, 1999, increased to $2,532.2 million, from $2,530.9 million at December 31, 1998. Invested assets in C.M. Life's general account portfolio at March 31, 1999, increased by $15.6 million, or 1%, to $1,157.3 million from $1,141.7 million at December 31, 1998, due to in-force business growth. The portfolio of invested assets is managed to support product liabilities in light of yield, liquidity and diversification considerations. The general investment account portfolio does not include C.M. Life's separate account assets.

Bonds at March 31, 1999, were $674.7 million, representing a decrease of $8.3 million, or 1%, from $683.0 million at December 31, 1998. This decrease was the result of a switch in investing activity to increased investment in cash and derivative instruments as discussed below. During the quarter ending March 31, 1999, $75.0 million of bonds were purchased while maturities and sale proceeds totaled $84.4 million.

Mortgage loans at March 31, 1999, were $132.9 million, representing an increase of $6.6 million, or 5%, from $126.3 million at December 31, 1998, due to increased funds available for investment as a result of C.M. Life's expanding business. During the quarter ending March 31, 1999, $9.6 million of mortgages were issued while repayments totaled $2.9 million.

Other investments, consisting of financial options, interest rate caps and floors, preferred stocks, affiliated common stocks and receivable for securities sold were $79.2 million at March 31, 1999, representing an increase of $2.9 million, or 4%, from $76.3 million at December 31, 1998. This increase is due to a $2.9 million receivable for securities sold, as compared to zero at December 31, 1998.

Cash and short-term investments at March 31, 1999, were $123.9 million, representing a increase of $18.2 million, or 17%, from $105.7 million at December 31, 1998, as a result of increased funds available for investment provided by operating activities. The Company has increased its investment in a combination of cash and derivatives as a result of favorable market conditions in these investments as compared to other investment alternatives.


Liabilities
-----------

Total liabilities at March 31, 1999, decreased slightly to $2,385.8 million from $2,389.9 million at December 31, 1998. The decrease was caused by a reduction in separate account liabilities due to increased surrenders, as previously discussed, partially offset by an increase in policyholders' reserves and funds.

Policyholders' reserves and funds at March 31, 1999 were $1,010.8 million, representing an increase of $14.5 million, or 2%, from $996.3 million at December 31, 1998. The increase, primarily attributable to growth from interest credited and new sales, was partially offset by transfers to separate accounts and withdrawals.


Shareholder's Equity
--------------------

Shareholder's equity was $146.4 million at March 31, 1999, an increase of $5.4 million, or 4%, from $141.0 million at December 31, 1998. This increase was primarily composed of net income of $5.6 million.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Liquidity
---------

Net cash provided by operating activities increased $13.9 million, or 232%, to $19.9 million in 1999 from $6.0 million in 1998. We attribute this increase primarily to increased deposits to the general account. More specifically, this increase in the general account cash flows is due to additional net general account deposits, investment income, and fees from separate accounts, partially offset by increased general expenses and commissions.

Loans and purchases of investments decreased $142.9 million, or 64%, to $81.8 million in 1999 from $224.7 million in 1998. Sales and maturities of investments and receipts from repayments of loans decreased $102.6 million, or 56%, to $80.1 million in 1999 from $182.7 million in 1998. We attribute these decreases primarily to lower purchases and sales of bonds due to changes in market conditions.


Capital Resources
-----------------

C.M. Life's total adjusted capital as defined by the NAIC was $168.7 million at March 31, 1999. C.M. Life's total adjusted capital was well in excess of all RBC standards at March 31, 1999, and December 31, 1998.



                                    PART I
                                    ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's market risk and financial instrument holdings as of March 31, 1999, are similar to its market risk and financial instrument holdings as of December 31, 1998, a description of which is included in C.M. Life's Annual Report on Form 10-K for the year ended December 31, 1998.

                                    PART II
                                    ITEM 6

                          C.M. LIFE INSURANCE COMPANY
                       EXHIBITS AND REPORTS ON FORM 8-K
                                MARCH 31, 1999



(a)  Exhibit Index

          27.  Financial Data Schedule

(b)  Reports on Form 8-K


No reports on Form 8-K were filed by the Registrant with the Securities and Exchange Commission during the quarter ended March 31, 1999.



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   C.M. Life Insurance Company
                                             (Registrant)


Date: May 12, 1999                 By: /s/ Lawrence V. Burkett, Jr.*
     -------------                     ------------------------------
                                       Lawrence V. Burkett, Jr.
                                       Director, President and Chief Executive
                                       Officer (Principal Executive Officer)

Date: May 12, 1999                 By: /s/ John Miller, Jr.*
     -------------                    ----------------------
                                      John Miller, Jr.
                                      Vice President and Comptroller
                                      (Chief Accounting Officer)

/s/ Richard M. Howe
-------------------
*Richard M. Howe
   On May 12, 1999 as Attorney in Fact, pursuant to
   Power of Attorney.