Form 10-Q
period 1999-06-30
C M LIFE INSURANCE CO
filed 1999-08-12
CIK 883232

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

       (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1999

                                      OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                to

          Commission file number: 33-45123

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

Yes   X     No  __
     ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ___   No  ___

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Registrant has 12,500 shares of common stock outstanding on June 30, 1999, all of which are owned by Massachusetts Mutual Life Insurance Company.

The Registrant meets the conditions set forth in General Instruction H(1) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                          C.M. LIFE INSURANCE COMPANY

                                     INDEX

Part I  Financial Information
        ---------------------
        Item 1: Financial Statements

                 Statutory Statements of Financial Position-
                   June 30, 1999 and December 31, 1998                                                3

                 Statutory Statements of Income-
                   Three Months Ended June 30, 1999 and 1998                                          4

                 Statutory Statements of Income-
                   Six Months Ended June 30, 1999 and 1998                                            5

                 Statutory Statements of Changes in Shareholder's Equity-
                   Six Months Ended June 30, 1999 and 1998                                            6

                 Statutory Statements of Cash Flows-
                   Six Months Ended June 30, 1999 and 1998                                            7

                 Condensed Notes to Statutory Financial Statements                                    8

        Item 2: Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                                 10

        Item 3: Quantitative and Qualitative Disclosure About
                 Market Risk                                                                         16

Part II Other Information

        Item 1:  Legal proceedings                                                                 None

        Item 2:  Changes in securities and use of proceeds                               Not Applicable

        Item 3:  Defaults upon senior securities                                         Not Applicable

        Item 4:  Submission of matters to a vote of security holders                     Not Applicable

        Item 5:  Other information                                                                 None

        Item 6:  Exhibits and reports on Form 8-K                                                    17

Signatures                                                                                           17

                                    PART I
                                    Item 1

                          C.M. LIFE INSURANCE COMPANY
                  STATUTORY STATEMENTS OF FINANCIAL POSITION

                                                                  June 30,          December 31,
                                                                   1999                1998
                                                               -------------      --------------
                                                                (Unaudited)
                                                             ($ In Millions Except for  Par Value)
Assets:
Bonds                                                          $       696.9      $        683.0
Mortgage loans                                                         182.2               126.3
Other investments                                                       78.4                76.3
Policy loans                                                           147.2               150.4
Cash and short-term investments                                         93.8               105.7
                                                               -------------      --------------
              Total invested assets                                  1,198.5             1,141.7

Investment and insurance amounts receivable                             30.8                36.0
Transfers due from separate accounts                                    43.5                34.3
                                                               -------------      --------------
                                                                     1,272.8             1,212.0
Separate account assets                                              1,368.4             1,318.9
                                                               -------------      --------------
              Total assets                                     $     2,641.2      $      2,530.9
                                                               =============      ==============


Liabilities:
Policyholders' reserves and funds                              $     1,046.6      $        996.3
Policyholders' claims and other benefits                                 6.9                 3.8
Payable to parent                                                       21.5                28.8
Asset valuation and other investment reserves                           28.1                23.9
Other liabilities                                                       30.5                18.2
                                                               -------------      --------------
                                                                     1,133.6             1,071.0
Separate account liabilities                                         1,368.4             1,318.9
                                                               -------------      --------------
              Total liabilities                                      2,502.0             2,389.9
                                                               -------------      --------------

Shareholder's equity:
              Common stock, $200 par value
              50,000 shares authorized
12,500 shares issued and outstanding                                     2.5                 2.5
Paid-in and contributed surplus                                         68.8                68.8
Surplus                                                                 67.9                69.7
                                                               -------------      --------------
              Total shareholder's equity                               139.2               141.0
                                                               -------------      --------------
              Total liabilities and shareholder's equity       $     2,641.2      $      2,530.9
                                                               =============      ==============

            See condensed notes to statutory financial statements.

                                    PART I
                              Item 1 (continued)

                          C.M. LIFE INSURANCE COMPANY
                        STATUTORY STATEMENTS OF INCOME
                                  (Unaudited)

                                                                Three Months Ended June 30,
                                                               -----------------------------
                                                                1999                   1998
                                                               ------                 ------
                                                                       (In Millions)
Revenue:
Premium income                                                 $157.8                 $108.9
Net investment income                                            18.5                   23.8
Fees and other income                                             1.2                    1.0
                                                               ------                 ------
                                                                177.5                  133.7
                                                               ------                 ------
Benefits and expenses:
Policyholders'  benefits and payments                            81.7                   35.9
Addition to policyholders' reserves and funds                    61.8                   60.0
Operating expenses                                               18.7                   15.1
Commissions                                                      16.6                   12.1
State taxes, licenses and fees                                    2.3                    1.6
                                                               ------                 ------
                                                                181.1                  124.7
                                                               ------                 ------
Net gain (loss) from operations before federal income taxes      (3.6)                   9.0
Federal income taxes                                              1.9                    2.8
                                                               ------                 ------
Net gain (loss) from operations                                  (5.5)                   6.2

Net realized capital gain                                           -                      -
                                                               ------                 ------

Net income (loss)                                              $ (5.5)                $  6.2
                                                               ======                 ======

            See condensed notes to statutory financial statements.

                                    PART I
                              Item 1 (continued)

                          C.M. LIFE INSURANCE COMPANY
                        STATUTORY STATEMENTS OF INCOME
                                  (Unaudited)

                                                                 Six Months Ended June 30,
                                                               -----------------------------
                                                                1999                   1998
                                                               ------                 ------
                                                                       (In Millions)
Revenue:
Premium income                                                 $257.3                 $194.8
Net investment income                                            38.2                   42.3
Fees and other income                                             3.0                    1.6
                                                               ------                 ------
                                                                298.5                  238.7
                                                               ------                 ------
Benefits and expenses:
Policyholders'  benefits and payments                           152.4                   68.9
Addition to policyholders' reserves and funds                    69.4                   94.1
Operating expenses                                               34.9                   28.5
Commissions                                                      29.6                   22.5
State taxes, licenses and fees                                    3.7                    3.9
                                                               ------                 ------
                                                                290.0                  217.9
                                                               ------                 ------
Net gain from operations before federal income taxes              8.5                   20.8
Federal income taxes                                              8.4                    8.3
                                                               ------                 ------
Net gain from operations                                          0.1                   12.5

Net realized capital gain                                           -                      -
                                                               ------                 ------

Net income                                                     $  0.1                 $ 12.5
                                                               ======                 ======

             See condensed notes to statutory financial statements.

                                    PART I
                              Item 1 (continued)

                          C.M. LIFE INSURANCE COMPANY
            STATUTORY STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                  (Unaudited)

                                                                  Six Months Ended June 30,
                                                               ------------------------------
                                                                1999                    1998
                                                               ------                  ------
                                                                        (In Millions)
Shareholder's equity, beginning of year                        $141.0                  $113.2
Increases (decreases) due to:
Net income                                                        0.1                    12.5
Change in asset valuation and other investment reserves          (4.2)                    1.8
Capital contribution                                                -                    25.0
Changes in non-admitted assets and other                          0.8                     0.9
Change in net unrealized capital gain                             1.5                    (3.2)
                                                               ------                  ------
                                                                 (1.8)                   37.0
                                                               ------                  ------
Shareholder's equity, end of period                            $139.2                  $150.2
                                                               ======                  ======

             See condensed notes to statutory financial statements.

                                    PART I
                              Item 1 (continued)

                          C.M. LIFE INSURANCE COMPANY
                      STATUTORY STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                    Six Months Ended June 30,
                                                                    -------------------------
                                                                  1999                    1998
                                                                  ----                    ----
                                                                         (In Millions)
Operating activities:
Net income                                                     $   0.1                 $  12.5
Additions to policyholders' reserves and funds
    net of transfers to separate accounts                         53.4                     9.6
Other changes                                                      4.4                     6.9
                                                               -------                 -------
          Net cash provided by operating activities               57.9                    29.0
                                                               -------                 -------

Investing activities:
Loans and purchases of investments                              (286.7)                 (388.6)
Sales and maturities of investments and
   receipts from repayments of loans                             216.9                   309.0
                                                               -------                 -------

          Net cash used in investing activities                  (69.8)                  (79.6)
                                                               -------                 -------

Financing activities:
Capital and surplus contribution                                     -                    25.0
                                                               -------                 -------

          Net cash provided by financing activities                  -                    25.0
                                                               -------                 -------

Decrease in cash and short-term investments                      (11.9)                  (25.6)

Cash and short-term investments, beginning of year               105.7                    88.4
                                                               -------                 -------

Cash and short-term investments, end of period                 $  93.8                 $  62.8
                                                               =======                 =======

            See condensed notes to statutory financial statements.

                                    Part I
                              Item 1 (Continued)

                          C.M. Life Insurance Company
               Condensed Notes to Statutory Financial Statements
                                 June 30, 1999
                                  (Unaudited)

C.M. Life Insurance Company ("C.M. Life" or "The Company"), is organized as a stock life insurance company. The Company primarily sells flexible premium universal life insurance and variable annuity products, and is licensed in Puerto Rico, the District of Columbia and 49 states, (excluding the State of New
York). C.M. Life is a wholly owned stock life insurance subsidiary of Massachusetts Mutual Life Insurance Company ("MassMutual").

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

1.  Summary of Accounting Practices
-----------------------------------

The accompanying statutory financial statements have been prepared in conformity with the statutory accounting practices of the National Association of Insurance Commissioners ("NAIC") and the accounting practices prescribed or permitted by the State of Connecticut Insurance Department and are different in some respects from financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). The more significant differences are as follows:
(a) acquisition costs, such as commissions and other costs directly related to acquiring new business, are charged to current operations as incurred, whereas GAAP would require these expenses to be capitalized and recognized over the life of the policies, (b) policy reserves are based upon statutory mortality and interest requirements without consideration of withdrawals, whereas GAAP reserves would be based upon reasonably conservative estimates of mortality, interest and withdrawals; (c) bonds are generally carried at amortized cost whereas GAAP generally requires they be reported at fair value; (d) deferred income taxes are not provided for book-tax timing differences as would be required by GAAP; and (e) payments received for universal life products and variable annuities are reported as premium revenue, whereas, under GAAP, these payments would be recorded as deposits to policyholders' account balances.

In March 1998, the NAIC adopted the Codification of Statutory Accounting Principles ("Codification"). Codification provides a comprehensive guide of statutory accounting principles for use by insurers in all states and is expected to become effective no later than January 1, 2001. The effect of adopting Codification shall be reported as an adjustment to surplus on the effective date. The Company is currently reviewing the impact of codification; however, the impact has not been determined at this time.

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

In the Company's opinion these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its statutory financial position in accordance with statutory accounting principles, as of June 30, 1999 and December 31, 1998, the results of its operations for the three month and six month periods ended June 30, 1999 and 1998, changes in shareholder's equity and its cash flows for the six month periods ended June 30, 1999 and 1998.

2. Related Party Transactions
------------------------------

MassMutual and the Company have an agreement whereby MassMutual, for a fee, furnishes the Company, as required, operating facilities, human resources, computer software development and managerial services. Also, investment and administrative services are provided to the Company pursuant to a management services agreement with MassMutual. Fees incurred under the terms of these agreements were $19.2 million and $36.1 million for the three and six month periods ending June 30, 1999, respectively, and $15.0 million and $28.3 million for the three and six month periods ended June 30, 1998, respectively.
The Company cedes a portion of its life insurance business to MassMutual and other insurers in the normal course of business. The Company has a modified coinsurance quota-share reinsurance agreement with MassMutual whereby the Company cedes 75% of the premiums on certain universal life policies. In return, MassMutual pays the Company a stipulated expense allowance, death and surrender benefits and a modified coinsurance adjustment based upon experience. The Company retains the assets and related reserves for the payment of future benefits on ceded policies. In addition to the coinsurance agreement, the Company also has a stop-loss agreement with MassMutual under which the Company cedes claims that, in aggregate, exceed 18% of the covered volume for any year, with maximum coverage of $25.0 million above the aggregate limit. The Company paid approximately $0.3 million and $0.6 million in premiums under the agreement for the three and six month periods ending June 30, 1999, respectively, and $0.2 million and $0.5 million in premiums for the three and six month periods ending June 30, 1998, respectively.

3. Segment Information
-----------------------

C.M. Life's operations consist of one business segment, which principally sells universal life insurance, variable life insurance and annuity products. C.M. Life is not dependent upon any single customer and no single customer accounted for more than 10% of revenues for the three and six month periods ended June 30, 1999 and 1998, respectively.

                                    Part I
                                    Item 2
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the statutory financial statements (unaudited) and condensed notes to statutory financial statements included elsewhere in the Form 10-Q and the audited statutory financial statements and notes thereto, and the Management's Discussion and Analysis included in C.M. Life's Annual Report on Form 10-K, for the year ended December 31, 1998.

Forward-Looking Information
---------------------------

The Private Securities Litigation Reform Act of 1995 ("the ACT") provides a "safe harbor" for forward-looking statements which are identified as such and are accompanied by the identification of important factors which could cause a material difference from the forward-looking statements. Certain information contained in this discussion is or may be considered as forward-looking. Forward-looking statements are those not based on historical information, but rather, relate to future operations, strategies, financial results or other developments, and contain terms such as "may," "expects," "should," "believes," "anticipates," "intends," "estimates," "projects," "goals," "objectives" or similar expressions. Forward-looking statements are based upon estimates and assumptions. These statements may change due to business uncertainties, economic uncertainties, competitive uncertainties, and other factors, many of which are beyond the Company's control. Additionally, Company business decisions are also subject to change. The Company does not publicly update or revise any forward-looking statements, as a result of new information, future developments or otherwise.

Results of Operations
---------------------

For the Three Months Ended June 30, 1999
----------------------------------------
Compared to the Three Months Ended June 30, 1998
------------------------------------------------

For the three months ended June 30, 1999, C.M. Life had a net loss of $5.5 million, as compared with net income of $6.2 million for the three months ended June 30, 1998. The decrease of $11.7 million, or 189%, was primarily attributable to increases in benefits and expenses and a decrease in net investment income partially offset by increased premium income.

Premium income, net of reinsurance ceded, increased $48.9 million, or 45%, to $157.8 million in 1999 from $108.9 million in 1998. The 45% growth in premiums, net of reinsurance, is attributable to a 52% increase in sales of universal and other life insurance products and a 42% increase in sales of variable annuity products over the same period in the prior year. Product mix has not changed significantly with universal and other life insurance products comprising 31% of total premium income during the three months ended June 30, 1999 compared to 30% in 1998, while annuity products were 69% in 1999 compared to 70% in 1998.

The following table sets forth premium and other information for C.M. Life's products:

                                                                           Three Months Ended June 30,
                                                                           ---------------------------
                                                                            1999                 1998
                                                                            ----                 ----
                                                                                  (In Millions)
Premium income:
    Universal and other life insurance:
      Gross premiums                                                      $ 66.0               $ 44.6
      Ceded premiums                                                       (16.3)               (11.8)
                                                                          ------               ------
      Net premiums                                                          49.7                 32.8
    Annuities                                                              108.1                 76.1
                                                                          ------               ------
Total premium income                                                      $157.8               $108.9
                                                                          ======               ======

Net investment income decreased $5.3 million, or 22%, to $18.5 million in 1999 from $23.8 million in 1998. This decrease between years is primarily the result of an extraordinary dividend received from an affiliated mutual fund in the second quarter of 1998. Affiliated mutual funds are included in "other investments." Fluctuations in market conditions will impact future investment results.

The components of net investment income are set forth below:

                                                                           Three Months Ended June 30,
                                                                           ---------------------------
                                                                            1999                 1998
                                                                            ----                 ----
                                                                                  (In Millions)
Gross investment income:
     Bonds                                                                 $12.1                $12.7
     Mortgage loans                                                          2.7                  1.9
     Other investments                                                       0.7                  6.0
     Policy loans                                                            2.0                  2.8
     Cash and short-term investments                                         1.4                  0.8
                                                                           -----                -----
Total gross investment income                                               18.9                 24.2
Less:  Investment expenses                                                  (0.5)                (0.5)
Add:  IMR amortization                                                       0.1                  0.1
                                                                           -----                -----
Net investment income                                                      $18.5                $23.8
                                                                           =====                =====

The annualized yield on total investments before indirect expenses was 6.4% and 9.1% for the periods ended June 30, 1999 and 1998, respectively. After expenses, net annualized yields were 6.3% and 8.9%, for the periods ended June 30, 1999 and 1998, respectively. Current yields are lower than the prior year primarily due to the extraordinary dividend discussed above. The annualized yield on each investment category, before federal income taxes, is calculated as: (a) two times gross investment income divided by (b) the sum of assets at the beginning of the period and assets at the end of the period, less gross investment income,
(c) multiplied by four.

Fees and other income increased $0.2 million, or 20%, to $1.2 million in 1999 from $1.0 million in 1998, primarily due to increased administration fees and contract charges from the separate accounts.

Policyholders' benefits and payments increased $45.8 million, or 128%, to $81.7 million in 1999 from $35.9 million in 1998. The primary driver of the increase was surrender benefits on annuity products, which increased $38.6 million, or 181%, with the majority of withdrawals coming from separate accounts. Management believes this increased rate of surrenders is primarily due to two factors: 1) the investment fund options currently offered under the Company's annuity products use a "value" based investment philosophy that has temporarily fallen out of favor when compared to other investment options, such as "growth" funds, due to recent market conditions and, 2) an overall increase in annuity customer assets subject to potential withdrawal. Though it is not known if an increased level of surrenders will continue, the Company has and is taking steps which are hoped to reduce surrender activity by enhancing product offerings through the addition of new fund options and other product features. In addition, death claims, net of reinsurance, increased $4.1 million, or 88%, to $8.7 million in 1999 compared to $4.6 million in 1998 due to unfavorable mortality experience.

Addition to policyholders' reserves and funds increased $1.8 million, or 3%, to $61.8 million in 1999 from $60.0 million in 1998. Addition to policyholders' reserves and funds includes transfers to and from the separate account based upon policyholder elections and the change in general account reserves. A $34.3 million growth in separate account withdrawals was offset by higher general account reserves. Separate account withdrawals include the annuity surrender benefits discussed in the above paragraph. General account reserves increased, primarily due to a $29.8 million increase in the growth in annuity reserves and a $6.2 million increase in the growth in life reserves.

Operating expenses, commissions and state taxes, licenses and fees, increased $8.8 million, or 31%, to $37.6 million in 1999 from $28.8 million in 1998. The increase is attributable to higher commissions associated with the increased production of new business and increased management fees charged by MassMutual, which included increases in agency allowances associated with business growth. The growth in these expenses is consistent with the premium growth experienced by the Company.

Federal income tax expense decreased $0.9 million, or 32%, to $1.9 million in 1999 from $2.8 million in 1998. Taxable income decreased to $4.1 million in 1999 from $8.1 million in 1998. The decrease in taxable income is primarily attributable to the difference between statutory insurance reserves and tax reserves and the timing of the tax deductibility of acquisition costs.

The Company had no realized capital gains (losses), after the transfer to the Interest Maintenance Reserve ("IMR"), which captures after tax realized capital gains and losses due to changes in interest rates for all types of fixed income investments.

For the Six Months Ended June 30, 1999
--------------------------------------
Compared to the Six Months Ended June 30, 1998
----------------------------------------------

For the six months ended June 30, 1999, C.M. Life had net income of $0.1 million, as compared with net income of $12.5 million for the six months ended June 30, 1998. The decrease of $12.4 million, or 99%, was primarily attributable to increases in benefits and expenses and a decrease in investment income, partially offset by increased premium income.

Premium income, net of reinsurance ceded, increased $62.5 million, or 32%, to $257.3 million in 1999 from $194.8 million in 1998. The net growth in premiums is attributable to increased sales of Universal and other life products of 38% over the same period of the prior year and a 29% increase in variable annuity products over the same period of the prior year. Product mix has not changed significantly, with the universal and other life products comprising 34% of total premium income during 1999 compared to 33% in 1998, while annuity products were 66% in 1999 compared to 67% in 1998.

The following table sets forth premium and other information for C.M. Life's products.

                                                                            Six months Ended June 30,
                                                                            -------------------------
                                                                            1999                 1998
                                                                            ----                 ----
                                                                                  (In Millions)
Premium Income:
    Universal and other life:
          Gross premiums                                                  $120.7               $ 89.9
          Ceded premiums                                                   (32.1)               (25.6)
                                                                          ------               ------
          Net premiums                                                      88.6                 64.3
    Annuities                                                              168.7                130.5
                                                                          ------               ------
Total premium income                                                      $257.3               $194.8
                                                                          ======               ======

Net investment income decreased $4.1 million, or 10%, to $38.2 million in 1999 from $42.3 million in 1998, primarily due to a significant reduction in other investment income attributed to an extraordinary dividend received from an affiliated mutual fund in the second quarter of 1998. Affiliated mutual funds are included in "other investments". Fluctuations in market conditions will impact future investment results.

The components of net investment income are set forth below.

                                                  Six months Ended June 30,
                                                  -------------------------
                                                  1999                 1998
                                                  ----                 ----
                                                         (In Millions)
Gross investment income:
   Bonds                                           $25.2           $24.5
   Mortgage loans                                    5.1             4.1
   Other investments                                 1.4             7.1
   Policy loans                                      4.5             5.6
     Cash and short-term investments                 2.9             2.0
                                                    -----          -----
Total gross investment income                       39.1            43.3
Less: Investment expenses                           (1.1)           (1.1)
Add:  IMR Amortization                                .2              .1
                                                    -----          -----
Net investment income                              $38.2           $42.3
                                                   =====           =====

The annualized yield on total investments before indirect expenses was 6.8% and 8.3% for the periods ended June 30, 1999 and 1998, respectively. After expenses, net annualized yields were 6.6% and 8.1%, respectively. Current yields are lower than the prior year primarily due to the extraordinary dividend discussed above. The annualized yield on each investment category, before federal income taxes, is calculated as: (a) two times gross investment income divided by (b) the sum of assets at the beginning of the year and assets at the end of the period, less gross investment income, (c) multiplied by two.

Fees and other income increased $1.4 million, or 88%, to $3.0 million in 1999 from $1.6 million in 1998. This increase is primarily due to administration fees and contract charges from the separate accounts, which increased $1.4 million, or 21%, to $8.2 million in 1999 from $6.8 million in 1998.

Policyholders' benefits and payments increased $83.5 million, or 121%, to $152.4 million in 1999 from $68.9 million in 1998. The primary driver of the increase was surrender benefits on annuity products which increased $74.4 million, or 187%, the majority of the withdrawals coming from the separate accounts. Management believes this increased rate of surrenders is primarily due to two factors: 1) the investment fund options currently offered under the Company's annuity products use a "value" based investment philosophy that has temporarily fallen out of favor when compared to other investment options, such as "growth" funds, due to recent market conditions and, 2) an overall increase in annuity customer assets subject to potential withdrawal. Though it is not known if an increased level of surrenders will continue, the Company has and is taking steps which are hoped to reduce surrender activity by enhancing product offerings through the addition of new fund options and other product features. In addition, death claims, net of reinsurance, increased $6.7 million, or 72%, to $16.0 million in 1999 compared to $9.3 million in 1998 due to unfavorable mortality experience.

Addition to policyholders' reserves and funds decreased $24.7 million, or 26%, to $69.4 million in 1999 from $94.1 million in 1998. Addition to policyholders' reserves and funds includes transfers to and from the separate accounts based upon policyholder elections and the change in general account reserves. The $24.7 million decrease is primarily due to an increase of $71.3 million in separate account withdrawals partially offset by higher separate account deposits and higher general account reserves. Separate account withdrawals include the annuity surrender benefits discussed in the paragraph above. In addition, general account reserves increased, primarily due to a $36.4 million increase in the growth in annuity reserves and a $10.5 million increase in the growth in life reserves.

Operating expenses, commissions and state taxes, licenses and fees increased $13.3 million, or 24%, to $68.2 million in 1999 from $54.9 million in 1998. The increase is attributable to increased commissions associated with the increased production of new business and increased management fees charged by MassMutual, which included increases in agency allowances associated with business growth. The growth in these expenses is consistent with the premium growth experienced by the Company.

Federal income tax expense increased $0.1 million, or 1%, to $8.4 million in 1999 from $8.3 million in 1998. Taxable income decreased $1.0 million to $22.8 million in 1999 from $23.8 million in 1998. The decrease in taxable income is primarily attributable to the difference between statutory insurance reserves and tax reserves and the timing of the tax deductibility of acquisition costs and other items.

Realized capital gains, after the transfer to the IMR were immaterial for both 1999 and 1998.


Statement of Financial Position
-------------------------------

Assets
------

Total assets at June 30, 1999, were $2,641.2 million, representing an increase of $110.3 million, or 4%, from $2,530.9 million at December 31, 1998. Invested assets in C.M. Life's general account portfolio at June 30, 1999, increased by $56.8 million, or 5%, to $1,198.5 million from $1,141.7 million at December 31, 1998, due to growth in in-force life insurance. The portfolio of invested assets is managed to support product liabilities in light of yield, liquidity and diversification considerations. The general investment account portfolio does not include C.M. Life's separate account invested assets. C.M. Life's separate investment accounts, increased by $49.5 million, or 4%, to $1,368.4 million at June 30, 1999 from $1,318.9 million at December 31, 1998. This increase is due to market appreciation and additional net deposits of variable products.

Bonds at June 30, 1999, were $696.9 million, representing an increase of $13.9 million, or 2%, from $683.0 million at December 31, 1998. During the six months ended June 30, 1999, $225.1 million of bonds were purchased while maturities and sale proceeds totaled $212.0 million.

Mortgage loans at June 30, 1999, were $182.2 million, representing an increase of $55.9 million, or 44%, from $126.3 million at December 31, 1998, as increased funds available for investment as a result of C.M. Life's growing general account business are being directed toward the mortgage portfolio due to favorable market yields. During the six months ended June 30, 1999, $69.1 million of mortgages were issued while repayments totaled $13.0 million.

Other investments, consisting of financial options, interest rate caps and floors, preferred stocks, affiliated common stocks and receivable for securities sold were $78.4 million at June 30, 1999, representing an increase of $2.1 million, or 3%, from $76.3 million at December 31, 1998. This increase is primarily due to a $2.9 million increase in receivables for securities sold.

Cash and short-term investments at June 30, 1999, were $93.8 million, representing a decrease of $11.9 million, or 11%, from $105.7 million at December 31, 1998. The Company has increased their investment in mortgage loans due to favorable mortgage rates, therefore reducing cash and short-term investment positions.

Liabilities
-----------

Total liabilities at June 30, 1999, increased $112.1 million, or 5%, to $2,502.0 million from $2,389.9 million at December 31,1998. The increase primarily was the result of a $49.5 million increase in separate account liabilities due to the receipt of additional net deposits on variable-type products and a $50.3 million increase in policyholders' reserves and funds.

Policyholders' reserves and funds at June 30, 1999, were $1,046.6 million, representing an increase of $50.3 million, or 5%, from $996.3 million at December 31, 1998. The increase, primarily attributable to growth from new sales and interest credited, was partially offset by transfers to separate accounts and withdrawals.

Shareholder's Equity
--------------------

Shareholder's equity was $139.2 million at June 30, 1999, a decrease of $1.8 million, or 1%, from $141.0 million at December 31, 1998. This decrease is primarily attributable to a $4.2 million increase in asset valuation and other investment reserves offset by changes in non-admitted assets and unrealized capital gains.

Liquidity and Capital Resources
-------------------------------


Liquidity
---------

Net cash provided by operating activities increased $28.9 million, or 100%, to $57.9 million in 1999 from $29.0 million in 1998. This increase is attributed primarily to increased deposits to the general account. More specifically, this increase in the general account cash flows is due to additional net general account deposits, investment income and fees from separate accounts, partially offset by increased general expenses and commissions.

Loans and purchases of investments decreased $101.9 million, or 26%, to $286.7 million in 1999 from $388.6 million in 1998. Sales and maturities of investments and receipts from repayments of loans decreased $92.1 million, or 30%, to $216.9 million in 1999 from $309.0 million in 1998. We attribute these decreases primarily to a lower volume of purchases and sales of bonds due to changes in market conditions.


Capital Resources
-----------------

C.M. Life's total adjusted capital as defined by the NAIC was $167.3 million at June 30, 1999. C.M. Life's total adjusted capital was well in excess of all RBC standards at June 30, 1999, and December 31, 1998.

                                    Part I
                                    Item 3
           Quantitative and Qualitative Disclosure about Market Risk

The Company's market risk and financial instrument holdings as of June 30, 1999, are similar to its market risk and financial instrument holdings as of December 31, 1998, a description of which is included in C.M. Life's Annual Report on Form 10-K for the year ended December 31, 1998.

                                    Part II
                                    Item 6

                          C.M. Life Insurance Company
                       Exhibits and Reports on Form 8-K
                                 June 30, 1999



(a) Exhibit Index

         27.  Financial Data Schedule

(b) Reports on Form 8-K

         No reports on Form 8-K were filed by the Registrant with the Securities and Exchange Commission during the quarter ended June 30, 1999.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         C.M. Life Insurance Company
                                                  (Registrant)


Date:   August 12, 1999                    By: /s/ Lawrence V. Burkett, Jr.*
        ---------------                        -----------------------------
                                               Lawrence V. Burkett, Jr.
                                               Director, President and
                                               Chief Executive Officer
                                               (Principal Executive Officer)

Date:   August 12, 1999                    By: /s/ John Miller, Jr.*
        ---------------                        -----------------------------
                                               John Miller, Jr.
                                               Vice President and Comptroller
                                               (Chief Accounting Officer)

/s/ Richard M. Howe
-------------------
*Richard M. Howe
     On August 12, 1999 as Attorney in Fact, pursuant to
     Power of Attorney.