Form 10-Q
period 1999-09-30
C M LIFE INSURANCE CO
filed 1999-11-10
CIK 883232

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

      (Mark One)
       [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1999

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

Yes   X     No
    -----      -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes       No
   -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Registrant has 12,500 shares of common stock outstanding on September 30, 1999, all of which are owned by Massachusetts Mutual Life Insurance Company.

The Registrant meets the conditions set forth in General Instruction H(1) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                          C.M. LIFE INSURANCE COMPANY

                                     INDEX

Part I Financial Information
       ---------------------

        Item 1: Financial Statements

                Statutory Statements of Financial Position-
                     September 30, 1999 and December 31, 1998                 3

                Statutory Statements of Income-
                     Three Months Ended September 30, 1999 and 1998           4

                Statutory Statements of Income-
                     Nine Months Ended September 30, 1999 and 1998            5

                Statutory Statements of Changes in Shareholder's Equity-
                     Nine Months Ended September 30, 1999 and 1998            6

                Statutory Statements of Cash Flows-
                     Nine Months Ended September 30, 1999 and 1998            7

                Condensed Notes to Statutory Financial Statements             8

        Item 2: Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                     10

        Item 3: Quantitative and Qualitative Disclosure About
                     Market Risk                                             16

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

                                     PART I
                                     Item 1

                          C.M. LIFE INSURANCE COMPANY
                   STATUTORY STATEMENTS OF FINANCIAL POSITION


                                                                       September 30,       December 31,
                                                                           1999                1998
                                                                           ----                ----
                                                                        (Unaudited)
                                                                     ($ In Millions Except for Par Value)
Assets:
Bonds                                                                    $  736.2            $  683.0
Mortgage loans                                                              216.4               126.3
Other investments                                                            74.3                76.3
Policy loans                                                                139.8               150.4
Cash and short-term investments                                              64.6               105.7
                                                                         --------            --------
              Total invested assets                                       1,231.3             1,141.7

Investment and insurance amounts receivable                                  53.2                36.0
Transfers due from separate accounts                                         45.1                34.3
                                                                         --------            --------
                                                                          1,329.6             1,212.0
Separate account assets                                                   1,385.2             1,318.9
                                                                         --------            --------

              Total assets                                               $2,714.8            $2,530.9
                                                                         ========            ========


Liabilities:
Policyholders' reserves and funds                                        $1,089.1            $  996.3
Policyholders' claims and other benefits                                      4.0                 3.8
Payable to parent                                                            42.6                28.8
Asset valuation and other investment reserves                                27.1                23.9
Other liabilities                                                            41.9                18.2
                                                                         --------            --------
                                                                          1,204.7             1,071.0
Separate account liabilities                                              1,385.2             1,318.9
                                                                         --------            --------
              Total liabilities                                           2,589.9             2,389.9
                                                                         --------            --------

Shareholder's equity:
Common stock, $200 par value
              50,000 shares authorized
              12,500 shares issued and outstanding                            2.5                 2.5
Paid-in and contributed surplus                                              68.8                68.8
Surplus                                                                      53.6                69.7
                                                                         --------            --------
              Total shareholder's equity                                    124.9               141.0
                                                                         --------            --------
              Total liabilities and shareholder's equity                 $2,714.8            $2,530.9
                                                                         ========            ========

            See condensed notes to statutory financial statements.

                                     PART I
                               Item 1 (continued)

                          C.M. LIFE INSURANCE COMPANY
                         STATUTORY STATEMENTS OF INCOME
                                  (Unaudited)

                                                                             Three Months Ended September  30,
                                                                             ---------------------------------
                                                                               1999                   1998
                                                                               ----                   ----
                                                                                      (In Millions)
Revenue:
Premium income                                                                $237.3                 $ 94.9
Net investment income                                                           19.8                   18.7
Fees and other income                                                            1.6                    1.0
                                                                              ------                 ------
                                                                               258.7                  114.6
                                                                              ------                 ------
Benefits and expenses:
Policyholders'  benefits and payments                                           75.2                   35.3
Addition to policyholders' reserves and funds                                  138.4                   45.2
Operating expenses                                                              37.1                   17.8
Commissions                                                                     20.5                   11.9
State taxes, licenses and fees                                                   2.7                    2.0
                                                                              ------                 ------
                                                                               273.9                  112.2
                                                                              ------                 ------
Net gain (loss) from operations before federal income taxes                    (15.2)                   2.4
Federal income tax benefit                                                      (5.8)                  (1.5)
                                                                              ------                 ------
Net gain (loss) from operations                                                 (9.4)                   3.9

Net realized capital loss                                                       (4.2)                  (1.9)
                                                                              ------                 ------

Net income (loss)                                                             $(13.6)                $  2.0
                                                                              ======                 ======

             See condensed notes to statutory financial statements.

                                     PART I
                               Item 1 (continued)

                          C.M. LIFE INSURANCE COMPANY
                         STATUTORY STATEMENTS OF INCOME
                                  (Unaudited)

                                                                    Nine Months Ended September 30,
                                                                    -------------------------------
                                                                         1999             1998
                                                                         ----             ----
                                                                             (In Millions)
Revenue:
Premium income                                                          $494.6           $289.7
Net investment income                                                     58.0             61.0
Fees and other income                                                      4.6              2.6
                                                                        ------           ------
                                                                         557.2            353.3
                                                                        ------           ------
Benefits and expenses:
Policyholders'  benefits and payments                                    223.1            104.2
Addition to policyholders' reserves and funds                            212.3            139.3
Operating expenses                                                        72.0             46.3
Commissions                                                               50.1             34.4
State taxes, licenses and fees                                             6.4              5.9
                                                                        ------           ------
                                                                         563.9            330.1
                                                                        ------           ------

Net gain (loss) from operations before federal income taxes               (6.7)            23.2
Federal income tax expense                                                 2.6              6.8
                                                                        ------           ------
Net gain (loss) from operations                                           (9.3)            16.4

Net realized capital loss                                                 (4.2)            (1.9)
                                                                        ------           ------

Net income (loss)                                                       $(13.5)          $ 14.5
                                                                        ======           ======



             See condensed notes to statutory financial statements.

                                     PART I
                               Item 1 (continued)

                          C.M. LIFE INSURANCE COMPANY
            STATUTORY STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                  (Unaudited)

                                                                   Nine Months Ended September  30,
                                                                   --------------------------------
                                                                         1999              1998
                                                                         ----              ----
                                                                             (In Millions)
Shareholder's equity, beginning of year                                 $141.0            $113.2
Increases (decreases) due to:
Net income (loss)                                                        (13.5)             14.5
Change in net unrealized capital gain (loss)                               1.2              (8.5)
Change in asset valuation and other investment reserves                   (3.2)              6.5
Capital contribution                                                         -              25.0
Changes in non-admitted assets and other                                  (0.6)              1.4
                                                                        ------            ------
                                                                         (16.1)             38.9
                                                                        ------            ------

Shareholder's equity, end of period                                     $124.9            $152.1
                                                                        ======            ======


             See condensed notes to statutory financial statements.

                                     PART I
                               Item 1 (continued)

                          C.M. LIFE INSURANCE COMPANY
                       STATUTORY STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                   Nine Months Ended September 30,
                                                                   -------------------------------
                                                                         1999            1998
                                                                         ----            ----
                                                                            (In Millions)
Operating activities:
Net income (loss)                                                      $ (13.5)         $  14.5
Additions to policyholders' reserves and funds
    net of transfers to separate accounts                                 93.0             13.7
Net realized capital loss                                                  4.2              1.9
Other changes                                                             16.2              7.3
                                                                       -------          -------

          Net cash provided by operating activities                       99.9             37.4
                                                                       -------          -------

Investing activities:
Loans and purchases of investments                                      (429.6)          (466.1)
Sales and maturities of investments and
   receipts from repayments of loans                                     288.6            465.3
                                                                       -------          -------

          Net cash used in investing activities                         (141.0)            (0.8)
                                                                       -------          -------

Financing activities:
Capital and surplus contribution                                             -             25.0
                                                                       -------          -------

          Net cash provided by financing activities                          -             25.0
                                                                       -------          -------

Increase (decrease) in cash and short-term investments                   (41.1)            61.6

Cash and short-term investments, beginning of year                       105.7             88.4
                                                                       -------          -------

Cash and short-term investments, end of period                         $  64.6          $ 150.0
                                                                       =======          =======


             See condensed notes to statutory financial statements.

                                    Part I
                              Item 1 (Continued)

                          C.M. Life Insurance Company
               Condensed Notes to Statutory Financial Statements
                               September 30, 1999
                                  (Unaudited)


C.M. Life Insurance Company ("C.M. Life" or "The Company"), is organized as a stock life insurance company. The Company primarily sells flexible premium universal life insurance, variable universal life insurance and variable annuity products, and is licensed in Puerto Rico, the District of Columbia and 49 states, (excluding the State of New York). C.M. Life is a wholly owned stock life insurance subsidiary of Massachusetts Mutual Life Insurance Company ("MassMutual").

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

In the Company's opinion these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its statutory financial position in accordance with statutory accounting principles, as of September 30, 1999 and December 31, 1998, the results of its operations for the three month and nine month periods ended September 30, 1999 and 1998, changes in shareholder's equity and its cash flows for the nine month periods ended September 30, 1999 and 1998.

2.  Related Party Transactions
------------------------------

C.M. Life has an agreement with MassMutual, whereby MassMutual furnishes the Company operating facilities, human resources, computer software development and managerial services. Additionally, investment and administrative services are provided by MassMutual under a management services agreement. Fees incurred under the terms of these agreements were $37.8 million and $73.9 million for the three and nine month periods ending September 30, 1999, respectively, and $19.1 million and $47.4 million for the three and nine month periods ended September 30, 1998, respectively.

The Company cedes a portion of its life insurance business to MassMutual and other insurers in the normal course of business. The Company has a modified coinsurance quota-share reinsurance agreement with MassMutual whereby the Company cedes 75% of the premiums on certain universal life policies. In return, MassMutual pays the Company a stipulated expense allowance, death and surrender benefits and a modified coinsurance adjustment based upon experience. The Company retains the assets and related reserves for the payment of future benefits on ceded policies. In addition to the modified coinsurance agreement, the Company also has a stop-loss agreement with MassMutual under which the Company cedes claims that, in aggregate, exceed .22% of the covered volume for any year, with maximum coverage of $25.0 million above the aggregate limit. The Company incurred approximately $0.3 million and $0.9 million in premiums under the agreement for the three and nine month periods ending September 30, 1999, respectively, and $0.3 million and $0.8 million in premiums for the three and nine month periods ending September 30, 1998, respectively.

3.  Segment Information
-----------------------

C.M. Life's operations consist of one business segment, which principally sells universal life insurance, variable life insurance and annuity products. C.M. Life is not dependent upon any single customer and no single customer accounted for more than 10% of revenues for the three and nine month periods ended September 30, 1999 and 1998, respectively.

                                     Part I
                                     Item 2
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited statutory financial statements and condensed notes to statutory financial statements included elsewhere in the Form 10-Q and the audited statutory financial statements and notes thereto, and the Management's Discussion and Analysis included in C.M. Life's Annual Report on Form 10-K, for the year ended December 31, 1998.

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

Results of Operations
---------------------

For the Three Months Ended September 30, 1999
---------------------------------------------
Compared to the Three Months Ended September 30, 1998
-----------------------------------------------------

For the three months ended September 30, 1999, C.M. Life had a net loss of $13.6 million, as compared with net income of $2.0 million for the three months ended September 30, 1998. The decrease of $15.6 million was primarily attributable to the continued growth in our business, which resulted in increases in benefits and payments, changes in policyholders' reserves, commissions and expenses partially offset by increased premium income.

Premium income, net of reinsurance ceded, increased $142.4 million, or 150%, to $237.3 million in 1999 from $94.9 million in 1998. The 150% growth in premiums, net of reinsurance, is attributable to a 79% increase in sales of universal and other life insurance products and a 193% increase in sales of variable annuity products over the same period in the prior year. Annuity premiums have increased over the prior year, primarily due to increased sales as a result of adding new fund options for policyholders. Life premiums have grown over the prior year due to the introduction of two new products that included a new survivorship variable universal life product in late 1998 and a new variable universal life product early in 1999. C.M. Life's business mix changed, when compared to the same three month period in 1998, as variable annuity product sales increased at a faster rate than sales of universal and other life insurance products. Variable annuity products comprised 73% of total premium income in the third quarter of 1999 compared to 62% in 1998 while universal and other life products were 27% in 1999 down from 38% in 1998.

The following table sets forth premium data for C.M. Life's products:


                                            Three  Months Ended September 30,
                                           -----------------------------------
                                                  1999               1998
                                                  ----               ----
                                                       (In Millions)
Premium income:
    Universal and other life insurance:
      Gross premiums                            $ 78.3             $ 51.6
      Ceded premiums                             (14.1)             (15.7)
                                                ------             ------
      Net premiums                                64.2               35.9
    Annuities                                    173.1               59.0
                                                ------             ------
Total premium income                            $237.3             $ 94.9
                                                ======             ======


Net investment income increased $1.1 million, or 6%, to $19.8 million in 1999 from $18.7 million in 1998. This increase between years reflects growth in both the bond and mortgage loan portfolios partially offset by declines in policy loans, cash and short-term investments. Fluctuations in market conditions will impact future investment results.

The components of net investment income are set forth below:


                                              Three Months Ended September 30,
                                             ----------------------------------
                                                  1999               1998
                                                  ----               ----
                                                       (In Millions)
Gross investment income:
     Bonds                                       $12.9              $12.2
     Mortgage loans                                3.9                1.9
     Other investments                             0.7                0.7
     Policy loans                                  1.9                2.7
     Cash and short-term investments               1.0                1.6
                                                 -----              -----
Total gross investment income                     20.4               19.1
Less:  Investment expenses                        (0.8)              (0.6)
Add:  IMR amortization                             0.2                0.2
                                                 -----              -----
Net investment income                            $19.8              $18.7
                                                 =====              =====


The annualized yield on total investments before indirect expenses was 6.8% and 6.9% for the periods ended September 30, 1999 and 1998, respectively. After expenses, net annualized yields were 6.6% and 6.8%, for the periods ended September 30, 1999 and 1998, respectively. The annualized yield before federal income taxes, is calculated as: (a) two times gross investment income divided by
(b) the sum of assets at the beginning of the period and assets at the end of the period, less gross investment income, (c) multiplied by four.

Fees and other income increased $0.6 million, or 60%, to $1.6 million in 1999 from $1.0 million in 1998, primarily due to increased administration fees and contract charges from the separate account.

Policyholders' benefits and payments increased $39.9 million, or 113%, to $75.2 million in 1999 from $35.3 million in 1998. The primary driver of the increase was surrender benefits on annuity products which increased $30.0 million, or 107%, with the majority of the withdrawals coming from separate accounts. Management believes this increased rate of surrenders is primarily due to two factors: 1) the investment fund options currently offered under the Company's annuity products use a "value" based investment philosophy that has temporarily fallen out of favor when compared to other investment options, such as "growth" funds, due to recent market conditions and, 2) an overall increase in annuity customer account values. Though it is not known if an increased level of surrenders will continue, the Company has and is taking steps that it believes will reduce surrender activity by enhancing product offerings through the addition of new fund options and other product features. In addition, death claims, net of reinsurance, increased $5.1 million, or 90%, to $10.8 million in 1999 compared to $5.7 million in 1998 due to unfavorable direct mortality experience partially offset by favorable reinsurance recoveries.

Addition to policyholders' reserves and funds increased $93.2 million, or 206%, to $138.4 million in 1999 from $45.2 million in 1998. Addition to policyholders' reserves and funds includes transfers to and from the separate account based upon policyholder elections and the change in general account reserves. This increase is primarily attributable to a $87.7 million increase in separate account deposits partially offset by a $25.3 million increase in separate account withdrawals, discussed above, and other transfers. General account reserves also increased, primarily due to an increase in annuity deposits.

Operating expenses, commissions and state taxes, licenses and fees, increased $28.6 million, or 90%, to $60.3 million in 1999 from $31.7 million in 1998. This increase is attributable to the increased production of new business that resulted in increased commissions and management fees. Management fees charged by MassMutual includes increases in agency allowances associated with business growth. The growth in these expenses is consistent with the premium growth experienced by the Company.

Federal income tax benefits increased $4.3 million, or 287%, to $5.8 million in 1999 from $1.5 million in 1998. Taxable income of $2.6 million in 1998 decreased $12.5 million to a taxable loss of $9.9 million in 1999. The decrease in taxable income is primarily attributable to the overall decrease in net gain
(loss) from operations before federal income taxes partially offset by the difference between statutory insurance reserves and tax reserves and the timing of the tax deductibility of acquisition costs and other items.

Realized capital losses, after the transfer to the Interest Maintenance Reserve ("IMR"), which captures after tax realized capital gains and losses due to changes in interest rates for all types of fixed income investments and interest-related hedging activities, increased $2.3 million or 121%, to a $4.2 million loss in 1999 from a $1.9 million loss in 1998. This $2.3 million increase is primarily due to an increase in net realized capital losses from the sale of bonds between years. Taxes included in realized capital losses net of taxes deferred into IMR increased $0.4 million, to $1.3 million in 1999 from $0.9 million in 1998 primarily due to timing changes in book to tax differences.


For the Nine Months Ended September 30, 1999
--------------------------------------------
Compared to the Nine Months Ended September 30, 1998
----------------------------------------------------


For the nine months ended September 30, 1999, C.M. Life had a net loss of $13.5 million, as compared with net income of $14.5 million for the nine months ended September 30, 1998. The decrease of $28.0 million was primarily attributable to the continued growth in our business, which resulted in increases in benefits and payments, changes in policyholders' reserves, commissions and expenses partially offset by increased premium income.

Premium income, net of reinsurance ceded, increased $204.9 million, or 71%, to $494.6 million in 1999 from $289.7 million in 1998. The net growth in premiums is attributable to increased sales of universal and other life products of 52% over the same period of the prior year and a 80% increase in variable annuity product sales over the same period of the prior year. Annuity premiums have increased over the prior year, primarily due to increased sales as a result of adding new fund options for policyholders. Life premiums have grown over the prior year due to the introduction of two new products that included a new survivorship variable universal life product in late 1998 and a new variable universal life product early in 1999. Product mix shifted slightly since 1998, with the universal and other life products comprising 31% of total premium income during 1999, down from 35% in 1998, while annuity products were at 69% in 1999, up from 65% in 1998.

The following table sets forth premium data for C.M. Life's products.



                                                Nine Months Ended September 30,
                                               ---------------------------------
                                                    1999               1998
                                                    ----               ----
                                                         (In Millions)
Premium Income:
    Universal and other life insurance:
          Gross premiums                          $199.0             $141.5
          Ceded premiums                           (46.2)             (41.3)
                                                  ------             ------
          Net premiums                             152.8              100.2
    Annuities                                      341.8              189.5
                                                  ------             ------
Total premium income                              $494.6             $289.7
                                                  ======             ======


Net investment income decreased $3.0 million, or 5%, to $58.0 million in 1999 from $61.0 million in 1998, primarily due to a significant reduction in income on other investments attributed to an extraordinary dividend received from an affiliated mutual fund in the second quarter of 1998, partially offset by increased income from the growing mortgage loan portfolio. Fluctuations in market conditions will impact future investment results.

The components of net investment income are set forth below.



                                               Nine Months Ended September 30,
                                              ---------------------------------
                                                    1999             1998
                                                    ----             ----
                                                        (In Millions)
Gross investment income:
     Bonds                                         $38.1            $36.7
     Mortgage loans                                  9.0              6.0
     Other investments                               2.1              7.8
     Policy loans                                    6.4              8.3
     Cash and short-term investments                 3.9              3.6
                                                   -----            -----
Total gross investment income                       59.5             62.4
Less:  Investment expenses                          (1.9)            (1.7)
Add:  IMR amortization                               0.4              0.3
                                                   -----            -----
Net investment income                              $58.0            $61.0
                                                   =====            =====

The annualized yield on total investments before indirect expenses was 6.9% and 7.9% for the periods ended September 30, 1999 and 1998, respectively. After expenses, net annualized yields were 6.7% and 7.7%, respectively. Current yields are lower than the prior year primarily due to the second quarter 1998 extraordinary dividend discussed above. The annualized yield before federal income taxes, is calculated as: (a) two times gross investment income divided by
(b) the sum of assets at the beginning of the year and assets at the end of the period, less gross investment income, (c) multiplied by four thirds.

Fees and other income increased $2.0 million, or 77%, to $4.6 million in 1999 from $2.6 million in 1998. This increase is primarily due to administration fees and contract charges from the separate accounts.

Policyholders' benefits and payments increased $118.9 million, or 114%, to $223.1 million in 1999 from $104.2 million in 1998. The primary driver of the increase was surrender benefits on annuity products which increased $109.7 million, or 137%, with the majority of the withdrawals coming from the separate accounts. Management believes this increased rate of surrenders is primarily due to two factors: 1) the investment fund options currently offered under the Company's annuity products use a "value" based investment philosophy that has temporarily fallen out of favor when compared to other investment options, such as "growth" funds, due to recent market conditions and, 2) an overall increase in annuity customer account values. Though it is not known if an increased level of surrenders will continue, the Company has and is taking steps that it believes will reduce surrender activity by enhancing product offerings through the addition of new fund options and other product features. In addition, death claims, net of reinsurance, increased $11.8 million, or 79%, to $26.8 million in 1999 compared to $15.0 million in 1998 due to unfavorable direct mortality experience partially offset by favorable reinsurance recoveries.

Addition to policyholders' reserves and funds increased $73.0 million, or 52%, to $212.3 million in 1999 from $139.3 million in 1998. Addition to policyholders' reserves and funds includes transfers (to) from the separate account based upon policyholder elections and the change in general account reserves. This increase is primarily attributable to a $106.6 million increase in separate account deposits partially offset by a $102.4 million increase in separate account withdrawals, discussed above, and other transfers. General account reserves also increased, primarily due to a $72.6 million increase in annuity deposits.

Operating expenses, commissions and state taxes, licenses and fees increased $41.9 million, or 48%, to $128.5 million in 1999 from $86.6 million in 1998. This increase is attributable to the increased production of new business that resulted in increased commissions and management fees. Management fees charged by MassMutual includes increases in agency allowances associated with business growth. The growth in these expenses is consistent with the premium growth experienced by the Company.

Federal income tax expense decreased $4.2 million, or 62%, to $2.6 million in 1999 from $6.8 million in 1998. Taxable income decreased $12.2 million to $14.2 million in 1999, from $26.4 million in 1998. The decrease in taxable income is primarily attributable to the overall decrease in net gain (loss) from operations before federal income taxes partially offset by the difference between statutory insurance reserves and tax reserves and the timing of the tax deductibility of acquisition costs and other items.

Realized capital losses, after the transfer to the IMR, which captures after tax realized capital gains and losses due to changes in interest rates for all types of fixed income investments and interest-related hedging activities, increased $2.3 million, or 121%, to a $4.2 million loss in 1999 from a $1.9 million loss in 1998. This $2.3 million increase is primarily due to an increase in net realized capital losses from the sale of bonds between years. Taxes included in realized capital gains net of taxes deferred into IMR increased $0.4 million, to $1.3 million in 1999 from $0.9 million in 1998 primarily due to timing changes in book to tax differences.


Statement of Financial Position
-------------------------------


Assets
------

Total assets at September 30, 1999, were $2,714.8 million, representing an increase of $183.9 million, or 7%, from $2,530.9 million at December 31, 1998. Invested assets in C.M. Life's general account portfolio at September 30, 1999, increased by $89.6 million, or 8%, to $1,231.3 million from $1,141.7 million at December 31, 1998, primarily due to growth in in-force life insurance. The portfolio of invested assets is managed to support product liabilities in light of yield, liquidity and diversification considerations. The general investment account portfolio does not include C.M. Life's separate account invested assets. C.M. Life's separate accounts, increased by $66.3 million, or 5%, to $1,385.2 million at September 30, 1999 from $1,318.9 million at December 31, 1998. This increase is due to market appreciation and additional net deposits of variable products.

Bonds at September 30, 1999, were $736.2 million, representing an increase of $53.2 million, or 8%, from $683.0 million at December 31, 1998. During the nine months ended September 30, 1999, $305.4 million of bonds were purchased while maturities and sale proceeds totaled $252.6 million.

Mortgage loans at September 30, 1999, were $216.4 million, representing an increase of $90.1 million, or 71%, from $126.3 million at December 31, 1998. This increase is primarily due to increased funds available for investment as a result of C.M. Life's growing general account business which were directed toward the mortgage portfolio due to favorable market yields. During the nine months ended September 30, 1999, $115.7 million of mortgages were issued while repayments totaled $25.4 million.

Other investments, consisting of financial options, interest rate caps and floors, preferred stocks, affiliated common stocks and receivable for securities sold were $74.3 million at September 30, 1999, representing a decrease of $2.0 million, or 3%, from $76.3 million at December 31, 1998. This decrease is primarily due to a $2.6 million net unrealized loss on common stocks for the nine months ended September 30, 1999.


Liabilities
-----------

Total liabilities at September 30, 1999, increased $200.0 million, or 8%, to $2,589.9 million from $2,389.9 million at December 31, 1998. The increase was primarily the result of a $66.3 million increase in separate account liabilities due to the receipt of additional net deposits on variable-type products and a $92.8 million increase in general account policyholders' reserves and funds.

Policyholders' reserves and funds at September 30, 1999, were $1,089.1 million, representing an increase of $92.8 million, or 9%, from $996.3 million at December 31, 1998. The increase, primarily attributable to growth from new sales in annuity products and interest credited, was partially offset by transfers to separate accounts and withdrawals.


Shareholder's Equity
--------------------

Shareholder's equity was $124.9 million at September 30, 1999, a decrease of $16.1 million, or 11%, from $141.0 million at December 31, 1998. This decrease is primarily attributable to a $13.5 million net loss and an increase in asset valuation and other investment reserves of $3.2 million, partially offset by changes in unrealized capital gains of $1.2 million.


Liquidity and Capital Resources
-------------------------------


Liquidity
---------

Net cash provided by operating activities increased $62.5 million, or 167%, to $99.9 million in 1999 from $37.4 million in 1998. This increase was primarily attributable to increased deposits in annuity products combined with an increase in net general account deposits and fees from the separate account, partially offset by increased general expenses and commissions between periods.

Loans and purchases of investments decreased $36.5 million, or 8%, to $429.6 million in 1999 from $466.1 million in 1998. Sales and maturities of investments and receipts from repayments of loans decreased $176.7 million, or 38%, to $288.6 million in 1999 from $465.3 million in 1998. We attribute these decreases primarily to a lower volume of purchases and sales of bonds due to changes in market conditions.

Cash and short-term investments at September 30, 1999, were $64.6 million, representing a decrease of $41.1 million, or 39%, from $105.7 million at December 31, 1998. The Company has increased its investment in bonds and mortgage loans due to favorable market rates, resulting in reduced cash and short-term investment positions.

Capital Resources
-----------------

C.M. Life's total adjusted capital as defined by the NAIC was $150.2 million at September 30, 1999. The Company's total adjusted capital was well in excess of all RBC standards at September 30, 1999, and December 31, 1998.


Year 2000
---------


The following Year 2000 readiness disclosure is prepared under the U.S. "Year 2000 Information and Readiness Disclosure Act" (Public Law No. 105-271).

Like other businesses and governments around the world, the Company could be adversely affected if the computer systems used by the Company and those with which the Company does business do not properly recognize the Year 2000. This is commonly known as the "Year 2000 ("Y2K") issue". For a more complete discussion on Y2K issues, see C.M. Life's Annual Report on Form 10-K, for the year ended December 31, 1998.

In 1996, our parent company, MassMutual, began an enterprise-wide process to address the Y2K issue on its own behalf and on behalf of certain subsidiaries, including C.M. Life. MassMutual established Project 2000 the following year as the program responsible for addressing all requirements associated with the century date change. MassMutual's Project 2000 incorporates Y2K accommodation for C.M. Life. Management believes that Project 2000 will limit the number and severity of any Y2K-related disruptions.

Project 2000 is on schedule. MassMutual plans to have its internal computer systems ready for the Year 2000, including those operated for C.M. Life. MassMutual completed the code correction and testing of its internal systems, both mission critical and non-mission critical by mid-year 1999. These included systems purchased from other companies, homegrown systems, and MassMutual end-user systems. This means that MassMutual's internal systems were deemed Y2K compliant according to MassMutual's standards. Because testing and internal Y2K certification is an ongoing process, MassMutual is now working to keep previously tested applications Y2K compliant and testing new internal systems and major enhancements to existing systems.

The Y2K issue affects virtually all organizations worldwide. Moreover, the electronic links between business and governments mean that complete Y2K compliance is beyond the ability of any one entity to achieve. Vigorous and coordinated Y2K readiness efforts throughout the public and private sectors are necessary to avoid disruption after 1999. MassMutual has identified mission critical service providers and is assessing their Y2K readiness through on-site visits, questionnaires, phone interviews, and testing. MassMutual has also contacted third parties who are not as critical to C.M. Life's business. MassMutual is using this information in the development of contingency plans.

MassMutual has allocated a portion of the costs to the Company pursuant to a management services agreement. These costs are being expensed when incurred. When viewed in the context of the total financial picture, the costs are not material to the Company's or MassMutual's financial position.


                                     Part I
                                     Item 3
           Quantitative and Qualitative Disclosure about Market Risk


The Company's market risk and financial instrument holdings as of September 30, 1999, are similar to its market risk and financial instrument holdings as of December 31, 1998, a description of which is included in C.M. Life's Annual Report on Form 10-K for the year ended December 31, 1998.

                                    Part II
                                     Item 6

                          C.M. Life Insurance Company
                        Exhibits and Reports on Form 8-K
                               September 30, 1999



(a)  Exhibit Index

           27.  Financial Data Schedule

(b)  Reports on Form 8-K

           One Form 8-K was filed during the three month period ended September 30, 1999.

           Report on Form 8-K dated July 22, 1999, disclosed that
           PricewaterhouseCoopers LLP was dismissed as the Company's independent certified public accountant and auditor and Deloitte & Touche LLP was appointed the new independent certified public accountant and auditor of the Company.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    C.M. Life Insurance Company
                                             (Registrant)


Date:  November 10, 1999            By:  /s/ Lawrence V. Burkett, Jr.*
       ---------------------             -----------------------------
                                         Lawrence V. Burkett, Jr.
                                         Director, President and Chief Executive
                                         Officer (Principal Executive Officer)

Date:  November 10, 1999            By:  /s/ John Miller, Jr.*
       ---------------------             ---------------------
                                         John Miller, Jr.
                                         Vice President and Comptroller
                                         (Chief Accounting Officer)

/s/ Richard M. Howe
-------------------
*Richard M. Howe
   On November 10, 1999 as Attorney in Fact, pursuant to
   Power of Attorney.