Form 10-K
period 1999-12-31
C M LIFE INSURANCE CO
filed 2000-03-30
CIK 883232

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______ to ______

Commission File Number 33-45123

C.M. LIFE INSURANCE COMPANY

Incorporated under the laws	IRS Employer
of the State of Connecticut	Identification No. 06-1040383

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

(1) Yes X   No __

(2) Yes X   No __

Registrant has 12,500 shares of common stock outstanding on March 28, 2000, all of which are owned by Massachusetts Mutual Life Insurance Company.

PART I

Item 1. Business

We are a stock life insurance company located at 140 Garden Street, Hartford, Connecticut, 06154, and were chartered by a Special Act of the Connecticut General Assembly on April 25, 1980. Effective March 1, 1996, we became a wholly-owned stock life insurance subsidiary of Massachusetts Mutual Life Insurance Company ("MassMutual ") when the operations of our former parent, Connecticut Mutual Life Insurance Company were merged with and into MassMutual.

We are principally engaged in the sale of life insurance and annuities, primarily flexible premium universal life insurance, variable life insurance, and variable annuity products. We distribute these products through career agents, registered financial planners, and brokers. We are licensed to sell life insurance and annuities in Puerto Rico, the District of Columbia and 49 states (excluding New York.)

Functionally, we are part of MassMutual's operations, and as a result, a discussion of MassMutual's operations is useful for an understanding of our business.

MassMutual is a mutual life insurance company organized as a Massachusetts corporation, which was originally chartered in 1851. As a mutual life insurance company, MassMutual has no shareholders. MassMutual's primary business is individual life insurance, annuity and disability income products distributed primarily through career agents. MassMutual also provides, directly or through its subsidiaries, a wide range of pension products and services, as well as investment services to individuals, corporations, and institutions in all 50 states of the United States, Puerto Rico, and the District of Columbia. MassMutual and its subsidiaries or affiliates are also licensed to transact business in six provinces of Canada, Chile, Argentina, Bermuda, and Luxembourg although its operations in such jurisdictions are not material.

MassMutual's principal lines of business are:

  Individual Line of Business, which includes life, disability, annuities, large corporate owned life insurance, and investment products and services; and
  Retirement Services, which provides retirement plan sponsors and participants a full range of products and services in the defined contribution, defined benefit, and non-qualified deferred compensation plan markets.

The MassMutual Investment Group, whose operations effective January 1, 2000, were merged into David L. Babson and Company, Inc., a MassMutual wholly-owned subsidiary, provides investment advisory services to us, our affiliates and various outside individual and institutional investors through MassMutual's investment management staff and its subsidiaries: Oppenheimer Acquisition Corporation, which owns OppenheimerFunds, Inc.; DLB Acquisition Corporation, which owns David L. Babson and Company, Inc.; Antares Capital Corporation; and Cornerstone Real Estate Advisors, Inc.

Together with our parent, Massachusetts Mutual Life Insurance Company ("MassMutual") and its subsidiaries, we comprise a growth-oriented, diversified financial services company that seeks to provide superior value for policyholders and other customers by achieving exceptional results. We are in the business of helping our customers achieve financial success while protecting their families and businesses. We are committed to maintaining a position of preeminent financial strength by achieving consistent and long-term profitable growth. This will be done by:

    developing and distributing a broad and superior portfolio of innovative financial products and services, sophisticated asset/liability management,
    rigorous expense control,
    prudent underwriting standards,
    the adoption of efforts to improve persistency and retention levels, and
    Continued commitment to the high credit quality of our general account investment portfolio.

Products

The principal products we offer include:

    term life, variable, universal, and corporate owned life insurance products, and individual annuity products.

Set forth below is a description of our principal products:
Term Life. Term life insurance provides life insurance protection for a fixed period and has no cash value. We offer a variety of term insurance products designed to meet varying client needs. Almost all term insurance products allow conversion within a specified time period to one of our other insurance products.

Universal Life. Universal life insurance provides the policyholder with flexible premiums and death benefits as well as no lapse guarantees. We credit premiums in excess of specified sales charges to the account value of the policy, which are allocated to the fixed account backed by our general investment account. That account value includes a guaranteed principal with a minimum interest credit. The policy value is the net result of the premium payments plus interest credits minus expense and cost of insurance charges minus the amount of any partial surrenders.

Variable and Corporate Owned Life. Variable life insurance provides the policyholder, within guidelines established by the terms of the policy, the ability to select and change premium levels, amounts of death benefits and investment options. We credit premiums in excess of specified sales charges to the account value of the policy. We apply net premiums, as instructed by the policyholder, to a guaranteed principal account backed by our general investment account, or to one or more of our separate account investment options. The policyholder bears the investment risk for cash values invested in the separate accounts. We deduct the cost of insurance and administrative charges from the accumulating account value to which we credit the premiums. We also offer various corporate owned fixed or variable universal life products.

Fixed and Variable Annuities. Annuity products provide for the payment of periodic benefits at regular intervals beginning at a specified date and continuing for a specific period of time or for life. For our fixed annuity products, we credit premiums to the account value of the contract, which are allocated to a fixed account backed by our general investment account. Variable annuities are individual non-participating contracts which provide for either a single or periodic premium, which may be directed to a guaranteed principal account backed by general investment account, or to one of several separate account investment options for which the investment risk is borne by the contract holder.

Reinsurance

We cede a portion of our life insurance business to MassMutual and other insurers in the normal course of business. Our retention limit per individual insured is $15.0 million; the portion of the risk exceeding the retention limit is reinsured with other insurers including MassMutual. We are contingently liable with respect to ceded reinsurance in the event any reinsurer is unable to fulfill its contractual obligations.

We have a modified coinsurance quota-share reinsurance agreement with MassMutual whereby we cede 75% of the premiums on certain universal life policies. In return, MassMutual pays us a stipulated expense allowance, death and surrender benefits, and a modified coinsurance adjustment based upon experience. Assets and related reserves for payment of future benefits for the ceded policies are retained by us. Premium income of $29.8 million in 1999, $33.7 million in 1998 and $35.1 million in 1997 was ceded to MassMutual. Policyholder benefits of $38.7 million in 1999, $38.4 million in 1998 and $36.9 million in 1997 were ceded to MassMutual.

We also have a stop-loss agreement with MassMutual under which we cede claims, which, in aggregate, exceed .22% of the covered volume for any year, with maximum coverage of $25.0 million above the aggregate limit. The aggregate limit was $45.4 million in 1999, $36.9 million in 1998, and $35.6 million in 1997 and it was not exceeded in any of the years. Premium income of $1.3 million in 1999, and $1.0 million in 1998 and 1997 was ceded to MassMutual.

Competition

The life insurance industry is highly competitive. There are more than 1,500 life insurance companies in the United States, many of which offer insurance products similar to those we market. In addition to competition within the industry, insurers are increasingly facing competition from non-traditional sources in the financial services industry. Such businesses include mutual funds, banks, securities brokerage houses, and other financial service entities. Many of our competitors provide alternative investment and savings vehicles for consumers. Legislative initiatives at the federal level were enacted in November of 1999 that could reorder the financial services industry, thereby changing the environment in which we compete.

We believe our financial strength, agent skill, and product performance provide competitive advantages for the products we offer in these markets. Our, and MassMutual's, year-end 1999 ratings were again among the highest enjoyed by any company in any industry. Our, and MassMutual's, AAA financial strength rating from Standard & Poor's, A++ (Superior) financial strength rating from A.M. Best, and AAA claims-paying rating from Duff & Phelps were the highest possible. Our, and MassMutual's, Aa1 financial strength rating from Moody's Investors Service was the highest in its "Excellent" category.

Each rating agency independently assigns ratings based on its own separate review and takes into account a variety of factors, which are subject to change in making its decision. Accordingly, there can be no assurance of the ratings that will be afforded us in the future.

Transactions with MassMutual

We have an agreement with MassMutual whereby, for a fee, MassMutual furnishes us, as required, operating facilities, human resources, computer software development and managerial services. Also, MassMutual provides us with investment and administrative services pursuant to a management services agreement. Fees incurred under the terms of these agreements were $124.5 million in 1999, $74.1 million in 1998, and $39.7 million in 1997.

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

We are licensed to transact our insurance business in, and are subject to regulation and supervision by the Commonwealth of Puerto Rico, the District of Columbia, and 49 states (excluding New York.) The extent of such regulation varies. However, most jurisdictions have laws and regulations requiring the licensing of insurers and their agents, and setting standards of solvency and business conduct to be maintained by licensed insurance companies, and may regulate withdrawal from certain markets. In addition, statutes and regulations in certain states usually require the approval of policy forms and, for certain lines of insurance, the approval of rates. Such statutes and regulations also prescribe the permitted types and concentration of investments. We are also subject to regulation of our accounting methodologies and are required to file detailed annual financial statements with supervisory agencies in each of the jurisdictions in which we do business. Each of our operations and accounts are also subject to examination by such agencies at regular intervals.

All 50 states of the United States, the District of Columbia, and Puerto Rico have insurance guaranty fund laws requiring insurance companies doing business within those jurisdictions to participate in guaranty associations. Guaranty associations are organized to cover, subject to certain limits, contractual obligations under insurance policies and certificates issued under group insurance policies, issued by impaired or insolvent life insurance companies. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state. Levies are calculated on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired or insolvent insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets, usually over a period of years.

In addition to regulation of our insurance business, we are subject to various types of federal and state laws and regulations affecting the conduct, taxation, and other aspects of our businesses and products. Certain policies and contracts we offer are subject to the federal securities laws administered by the Securities and Exchange Commission.

We believe that we are in compliance, in all material respects, with all applicable regulations.

New Accounting Pronouncements

In March 1998, the NAIC adopted the Codification of Statutory Accounting Principles ("Codification"). Codification provides a comprehensive guide of statutory accounting principles for use by insurers in all states and is expected to become effective not later than January 1, 2001. We will report the effect of adopting Codification as an adjustment to shareholder's equity on the effective date. We are currently reviewing the impact of Codification, however, due to the nature of certain required accounting changes and their sensitivity to factors such as interest rates, we can not determine at this time the actual impact of adoption.

Item 2. Properties

Our principal office is located at 140 Garden Street, Hartford, Connecticut.

Item 3. Legal Proceedings

We are involved in litigation arising in and out of the normal course of business, including suits which seek both compensatory and punitive damages. While we are not aware of any actions or allegations which should reasonably give rise to any material adverse effect, the outcome of litigation cannot be foreseen with certainty. It is our opinion, after consultation with legal counsel, that the ultimate resolution of these matters will not materially affect our financial position, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during 1999, other than routine corporate governance matters.

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters

We are a wholly owned subsidiary of Massachusetts Mutual Life Insurance Company, and as such, there is no market for our common stock.

Item 6. Selected Financial Data

We have prepared the accompanying statutory financial information, in conformity with the practices of the National Association of Insurance Commissioners ("NAIC") and the accounting practices prescribed or permitted by the State of Connecticut Insurance Department ("statutory accounting practices").

The following statutory information as of and for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 has been derived from our audited statutory financial statements. The 1999 statutory financial statements have been audited by Deloitte & Touche LLP, independent auditors'. The statutory financial statements for the years 1995 through 1998 were audited by auditors other than Deloitte & Touche LLP.

The accompanying statutory financial statements are different in some respects from financial statements prepared in accordance with generally accepted accounting principles ("GAAP "). The more significant differences are as follows:

(a)	acquisition costs, such as commissions and other costs directly related to acquiring new business, are charged to current operations as incurred, whereas GAAP would require these expenses to be capitalized and recognized over the life of the policies;
(b)	statutory policy reserves are based upon the commissioners' reserve valuation methods and statutory mortality, morbidity, and interest assumptions, whereas GAAP reserves would generally be based upon net level premium and estimated gross margin methods and appropriately conservative estimates of future mortality, morbidity, and interest assumptions;
(c)	bonds are generally carried at amortized cost whereas GAAP generally requires they be reported at fair value;
(d)	deferred income taxes are not provided for book-tax timing differences as would be required by GAAP; and
(e)	payments received for universal and variable life products and variable annuities are reported as premium income and changes in reserves, whereas under GAAP, these payments would be recorded as deposits to policyholders' account balances.

We record our investments in accordance with rules established by the NAIC. Generally, we value:

  bonds at amortized cost, using the interest method,
  mortgage loans at unpaid principal net of unamortized premium or discount, other investments include holdings in affiliated mutual funds at fair value and preferred stocks at cost, policy loans at the outstanding loan balance less amounts unsecured by the cash surrender value of the policy, and short-term investments at amortized cost.

We develop reserves for life insurance contracts using accepted actuarial methods computed principally on the net level premium, the Commissioners' Reserve Valuation Method and the California Method bases using the 1980 Commissioners' Standard Ordinary mortality tables with assumed interest rates ranging from 2.50 to 4.50 percent.

We develop reserves for individual annuities based on accepted actuarial methods at interest rates ranging from 6.25 to 9.00 percent.

Provision for federal income taxes is based upon our estimate of our tax liability. No deferred tax effect is recognized for temporary differences that may exist between financial reporting and taxable income. Accordingly, the reporting of miscellaneous temporary differences, such as reserves and policy acquisition costs, resulted in effective tax rates which differ from the statutory tax rate.

We maintain an Asset Valuation Reserve ("AVR") and an Interest Maintenance Reserve ("IMR"), in compliance with regulatory requirements. The AVR and other investment reserves stabilize surplus against fluctuations in the value of stocks and bonds. The IMR defers after-tax realized capital gains and losses that result from changes in the overall level of interest rates, for all types of fixed income investments and interest related hedging activities. These interest related capital gains and losses are amortized into net investment income using the grouped method over the remaining life of the investment sold or over the remaining life of the underlying asset.

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosures of contingent assets and liabilities, at the date of the financial statements. We must also make estimates and assumptions that affect the amounts of revenues and expenses during the reporting period. Future events, including changes in the levels of mortality, morbidity, interest rates, persistency, and asset valuations, could cause our actual results to differ from the estimates we used in the financial statements.

This information should be read in conjunction with, and is qualified in its entirety by, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and other information included elsewhere in this filing. The results for past accounting periods are not necessarily indicative of the results to be expected for any future accounting period.

C.M. Life Insurance Company
Selected Historical Financial Data
For the Years Ended December 31,

(In Millions)

Revenue:	1999	1998	1997	1996	1995

Premium income	$ 939	$ 406	$ 331	$ 314	$ 261
Net investment income	85	82	75	75	69
Fees and other income	8	6	8	9	20

	1,032	494	414	398	350

Benefits and expenses:
Policyholders’ benefits and payments	332	185	100	99	59
Addition to policyholders’ reserves and	519	168	200	218	216
funds
Commissions	82	50	34	25	14
Operating expenses, state taxes,
licenses and fees	132	80	53	48	37

	1,065	483	387	390	326

Net gain (loss) from operations before
federal income taxes	(33)	11	27	8	24
Federal income taxes	2	7	19	6	9

Net gain (loss) from operations	(35)	4	8	2	15
Net realized capital loss	(9)	(1)	--	--	(1)

Net income (loss)	$ (44)	$ 3	$ 8	$ 2	$ 14

Assets:
General account assets	$ 1,389	$ 1,212	$1,123	$1,087	$ 1,029
Separate account assets	1,764	1,319	1,096	780	531

Total assets	$ 3,153	$ 2,531	$2,219	$1,867	$ 1,560

Liabilities:
Policyholders’ reserves and funds	$ 1,176	$ 996	$ 951	$ 907	$ 868
Asset valuation and investment reserves	23	24	27	22	20
Other liabilities	95	51	32	48	28
Separate account liabilities	1,764	1,319	1,096	780	531

Total liabilities	3,058	2,390	2,106	1,757	1,447

Shareholder’s Equity:
Common stock	2	2	2	2	2
Paid-in capital and contributed surplus(1)	69	69	44	44	44
Unassigned surplus	24	70	67	64	67

Total shareholder’s equity	95	141	113	110	113

Total liabilities and shareholder’s equity	$ 3,153	$ 2,531	$2,219	$1,867	$ 1,560

Total adjusted capital data(2)
Total shareholder’s equity	$ 95	$ 141	$ 113	$ 110	$ 113
Asset valuation reserve	21	22	23	18	16

Total adjusted capital	$ 116	$ 163	$ 136	$ 128	$ 129

(1) In 1998, we received a surplus contribution of $25 million from MassMutual.
(2) Defined by the NAIC as surplus plus AVR.

We reclassified prior year amounts to conform with the current year presentation.

Item 7. Management's Discussion and Analysis of Financial Condition
            and Results of Operation

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the audited Statutory Financial Statements, Notes to Statutory Financial Statements, and Selected Historical Financial Data. This Management’s Discussion and Analysis reviews our financial condition at December 31, 1999 and 1998, our results of operations for the past three years and, where appropriate, factors that may affect our future financial performance.

Together with our parent, MassMutual and its subsidiaries, we comprise a growth-oriented, diversified financial services company that seeks to provide superior value for policyholders and other customers by achieving exceptional results. We are in the business of helping our customers achieve financial success while protecting their families and businesses. We are committed to maintaining a position of preeminent financial strength by achieving consistent and long-term profitable growth. This will be done by:

  developing and distributing a broad and superior portfolio of innovative financial products and services, sophisticated asset/liability management,
  rigorous expense control,
  prudent underwriting standards,
  the adoption of efforts to improve persistency and retention levels, and
  Continued commitment to the high credit quality of our general account investment portfolio.

At December 31, 1999, we had $3.2 billion in total statutory assets, over 200,000 individual policyholders and $56.7 billion of direct individual life insurance in force. Our total adjusted capital, as defined by the National Association of Insurance Commissioners (“NAIC”), was $116 million at December 31, 1999.

The following table sets forth the calculation of total adjusted capital:

	December 31,
	1999	1998	1997
	(In Millions)

Shareholder’s equity	$ 95	$ 141	$ 113
Asset valuation reserve	21	22	23

Total adjusted capital (1)	$ 116	$ 163	$ 136

(1) Defined by the NAIC as surplus plus AVR.

Objective testimony to our strong performance and market position is reflected in our ratings, which at year-end 1999 were again among the highest enjoyed by any company in any industry. Our, and MassMutual's, year-end 1999 ratings were again among the highest enjoyed by any company in any industry. Our, and MassMutual's, AAA financial strength rating from Standard & Poor's, A++ (Superior) financial strength rating from A.M. Best, and AAA claims-paying rating from Duff & Phelps were the highest possible. Our, and MassMutual's, Aa1 financial strength rating from Moody's Investors Service was the highest in its "Excellent" category. Each rating agency independently assigns ratings based on its own separate review and takes into account a variety of factors, which are subject to change in making its decision. Accordingly, there can be no assurance of the ratings that will be afforded us in the future.

Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 provides a "Safe harbor" for forward-looking statements which are identified as such and are accompanied by the identification of important factors which could cause a material difference from the forward-looking statements.

Certain information contained in this discussion is or may be considered forward-looking. Forward-looking statements are those not based on historical information, but rather, related to future operations, strategies, financial results, or other developments, and contain terms such as "may," "expects," "should," "believes, " "anticipates," "intends," "estimates," "projects," "goals," "objectives," or similar expressions.

Forward-looking statements are based upon estimates and assumptions. These statements may change due to the business uncertainties, economic uncertainties, competitive uncertainties, and other factors, many of which are beyond our control. Additionally, our business decisions are also subject to change. We do not publicly update or revise any forward-looking statements, as a result of new information, future developments, or otherwise.

Results of Operations

The following table sets forth the components of our net income (loss):

	Years Ended December 31,
	1999	1998	1997	% Change 99 vs 98	% Change 98 vs 97
	($ In Millions)

Revenue:
Premium income	$ 939	$ 406	$ 331	131%	23%
Net investment income	85	82	75	4	9
Fees and other income	8	6	8	33	(25)

Total revenue	1,032	494	414	109	19

Benefits and Expenses:
Policyholders’ benefits and payments	332	185	100	79	85
Addition to policyholders’ reserves and funds	519	168	200	NM	(16)
Commissions	82	50	34	64	47
Operating expenses, state taxes, licenses and fees	132	80	53	65	51

Total benefits and expenses	1,065	483	387	120	25

Net gain (loss) from operations
before federal income taxes	(33)	11	27	NM	(59)
Federal income taxes	2	7	19	(71)	(63)

Net gain (loss) from operations	(35)	4	8	NM	(50)
Net realized capital loss	(9)	(1)	—	NM	—

Net income (loss)	$ (44)	$ 3	$ 8	NM %	(63)%

NM = not meaningful or in excess of 200%.

Net income decreased in 1999 and 1998 primarily due to the continued growth in our annuity business, as well as increases in the amount of life insurance in force. This growth has caused a significant increase in acquisition and related costs, which exceed first year premiums on new business. Generally, the result of this growth is increased policyholders ’ benefits and payments, addition to policyholders’ reserves and funds, commissions and expenses, partially offset by increased premium income.

Selected premium and life insurance information is presented below:

	Years Ended December 31,

	1999	1998	1997	% Change 99 vs 98	% Change 98 vs 97
	($ In Millions)
Premium Income:
Term life	$ 26	$ 27	$ 21	(4)%	29%
Universal, variable & corporate owned life	283	171	138	65	24
Annuities and supplementary contracts	694	261	214	166	22
Other	—	6	5	(100)	20

Total direct premiums	1,003	465	378	116	23
Reinsurance ceded	64	59	47	8	26

Total	$ 939	$ 406	$ 331	131%	23%

Life Insurance Sales Face Amount:
Term life	$ 1,611	$ 3,165	$ 1,886	(49)%	68%
Universal, variable & corporate owned life	11,720	11,698	11,335	—	3

Total direct sales	13,331	14,863	13,221	(10)	12
Reinsurance ceded	10,886	10,638	11,660	2	(9)

Total	$ 2,445	$ 4,225	$ 1,561	(42)%	171%

Life Insurance In Force Face Amount:
Term life	$10,216	$10,040	$ 8,117	2%	24%
Universal, variable & corporate owned life	46,492	37,049	28,031	25	32

Total direct in-force	56,708	47,089	36,148	20	30
Reinsurance ceded	35,004	27,665	18,127	27	53

Total	$21,704	$19,424	$18,021	12%	8%

	(In Whole Units)
Number of Policies In Force:
Term life	25,252	25,262	21,815	—	16%
Universal, variable & corporate owned life	155,237	134,422	114,979	15%	17
Annuities	37,279	30,745	28,143	21	9

Total	217,768	190,429	164,937	14%	15%

Premium income increased in 1999 and 1998 primarily due to increases in premiums of universal life, variable life and variable annuity products. The increase in premiums for life insurance products is largely attributable to continued growth in the in force of universal life products; the redesign of an existing variable universal life product and the issuance of a new variable universal life product in 1999; and the introduction of two new life products in 1998. Variable annuity premiums have increased primarily due to adding new fund options on existing products and the introduction of two new annuity products.

Our business mix has shifted as a result of increasing sales of annuity products. Universal and other life products comprised 26% of total premium income during 1999, compared to 36% in 1998. Annuity products were 74% of total premium income in 1999, compared to 64% in 1998.

The components of net investment income are set forth in the table below:

	Years Ended December 31,

	1999	1998	1997	% Change 99 vs 98	% Change 98vs 97
	($ In Millions)

Gross Investment Income:
Bonds	$51	$48	$53	6%	(9)%
Mortgage loans	13	8	5	63	60
Other investments	7	10	4	(30)	150
Policy loans	10	12	11	(17)	9
Cash and short-term investments	6	6	4	—	50

Total gross investment income	87	84	77	4	9
Less: Investment expenses	(2)	(2)	(2)	—	—

Net Investment Income	$85	$82	$75	4%	9%

Net investment income increased in 1999 due to a 10% increase in average invested assets partially offset by a decrease in the gross yield for the investment portfolio to 7.4% in 1999 from 7.9% in 1998. Net investment income increased in 1998 due to an 8% increase in average invested assets and an increase in the gross yield for the investment portfolio to 7.9% in 1998 from 7.6% in 1997.

The increase in 1999 in gross investment income from bonds is due to increased investment levels, while yields stayed steady. The decrease in 1998 gross investment income from bonds is due to declines in portfolio yields partially offset by increased assets invested. Bond yields declined in 1998 as older, higher yielding bonds matured and were replaced with bonds that had lower yields. The increase in income from mortgage loans in 1999 and 1998 is due to an increase in the size of the mortgage portfolio caused by our strategy to increase mortgage acquisition activity.

The decrease in gross investment income on other investments in 1999 resulted primarily from decreased investments in affiliated mutual fund common stock and the receipt of an extraordinary dividend from an affiliated mutual fund in 1998.

The increase in other investments gross investment income in 1998 is primarily due to increased investment in financial options as a result of favorable market conditions and the 1998 extraordinary dividend received from an affiliated mutual fund. Fluctuations in market conditions will impact future investment results.

The components of fees and other income are set forth in the table below:

	Years Ended December 31,

	1999	1998	1997	% Change 99 vs 98	% Change 98 vs 97
		($ In Millions)
Fees	$23	$14	$11	64%	27%
Commission and expense allowance on
reinsurance ceded	10	13	14	(23)	(7)
Reserve adjustment on reinsurance ceded	(25)	(21)	(17)	(19)	(24)

Total fees and other income	$ 8	$ 6	$ 8	33%	(25)%

Fees increased in 1999 and 1998 due to increases in fees collected from separate accounts as a result of increased variable life and variable annuity sales. In 1999 and 1998 we experienced decreases in commissions and expense allowances on reinsurance ceded and increases in the reserve adjustment on reinsurance ceded as a result of credits we received on our modified coinsurance agreement with MassMutual.

The primary driver of the $147 million increase in policyholders’ benefits and payments in 1999 from 1998 and $85 million increase in 1998 from 1997 was surrender benefits on individual annuity products and a $33 million 1999 surrender of one large corporate owned life insurance contract holder. Individual annuity surrenders increased $99 million, or 44%, during 1999 and $84 million, or 66%, during 1998 with the majority of the withdrawals coming from separate accounts. We believe this increased rate of individual annuity surrenders is primarily due to two factors: 1) the investment fund options currently offered with our annuity products use a “value” based investment philosophy that has temporarily fallen out of favor when compared to other investment options, such as “growth” funds, due to recent market conditions and, 2) a natural increase in the dollar amount of surrenders as business growth causes a higher level of annuity customer account values. Though it is not known if an increased level of surrenders will continue, we have and are taking steps that we believe will reduce surrender activity by enhancing product offerings through the addition of new fund options and other product features. Life insurance surrenders increased $3 million during both 1999 and 1998. The life insurance lapse rate, which is based upon the amount of insurance in force, increased to 7.9% for 1999 from 6.7% in 1998 and 6.5% in 1997. Death claims, net of reinsurance, increased $11 million, or 47%, to $35 million in 1999 compared to a decrease of $2 million, or 11%, in 1998. This increase was primarily due to unfavorable direct mortality experience in 1999 compared to 1998, partially offset by favorable reinsurance recoveries.

Addition to policyholders’ reserves and funds includes transfers to and from the separate accounts, based upon policyholder elections, and the change in general account reserves. The increase during 1999 is primarily attributable to a $330 million increase in separate account deposits, partially offset by a $109 million increase in separate account withdrawals and other transfers. The decrease during 1998 was primarily due to a $70 million increase in separate account withdrawals, partially offset by a $44 million increase in separate account deposits. General account reserves also increased by $118 million in 1999 and $20 million in 1998, primarily due to an increase in annuity deposits into the general account.

Commissions increased in 1999 and 1998 primarily due to increases in sales of annuities and life insurance. Life insurance commissions increased $21 million in 1999 and $11 million in 1998, while annuity products contributed increases of $11 million in 1999 and $6 million in 1998. The overall decrease in commissions as a percentage of sales is due to the shift in sales mix to annuity products, which have lower commission rates than life products.

The increase in operating expenses, state taxes, licenses, and fees during 1999 and 1998 is primarily attributable to the increased production of new business that resulted in increased management fees. Management fees charged by MassMutual include increases in agency allowances associated with business growth. The growth in these expenses is consistent with our premium growth.

The decrease in federal income taxes during 1999 and 1998 is primarily attributable to the declining net gain (loss) from operations before federal income taxes, partially offset by the difference between statutory insurance reserves and tax reserves and the timing of the tax deductibility of acquisition costs and other items.

Net realized capital gains (losses) were comprised of the following:

	Years Ended December 31,

	1999	1998	1997	% Change 99 vs 98		% Change 98 vs 97
	($ In Millions)

Realized Capital Gains (Losses):
Bonds	$(3)	$4	$3	(175)%		33%
Mortgage loans	-	(1)	—	100		NM
Other investments	(7)	1	—	NM		NM
Federal and state taxes	-	(2)	(1)	100		(100)

Net realized capital gains (losses) before deferral into IMR	(10)	2	2	NM		—
Gains (losses) deferred into IMR	1	(3)	(2)	133		(50)

Net realized capital gains (losses)	$(9)	$(1)	$ -	NM	%	NM %

NM = Not meaningful or in excess of 200%.

We attribute the increase in 1999 realized capital losses after transfers to the IMR, primarily to losses from investments in affiliated mutual funds, and credit-related losses from the sale of bonds.

We attribute the increase in 1998 net realized capital losses after transfers to the IMR, primarily to credit related mortgage loan losses, which are not transferred to the IMR.

Statement of Financial Position

The following table sets forth our more significant assets, liabilities and shareholder’s equity:

	Years Ended December 31,

	1999	1998	% Change
	($ In Millions)

Assets:

Bonds	$ 735	$ 683	8%
Mortgage loans	225	126	79
Other investments	26	76	(66)
Policy loans	121	150	(19)
Cash and short-term investments	182	106	72

Total investments	1,289	1,141	13
Other assets	100	71	41

	1,389	1,212	15
Separate account assets	1,764	1,319	34

Total assets	$3,153	$2,531	25%

Liabilities and shareholder’s equity:

Policyholders’ reserves and funds	$1,176	$ 996	18%
Asset valuation and other investment reserves	23	24	(4)
Other liabilities	95	51	86

	1,294	1,071	21
Separate account liabilities	1,764	1,319	34

Total liabilities	3,058	2,390	28

Shareholder’s equity	95	141	(33)

Total liabilities and shareholder’s equity	$3,153	$2,531	25%

Assets

Total assets at December 31, 1999, increased by $622 million, from December 31, 1998. We attribute this increase primarily to continued growth in our separate accounts, as the result of continued growth in deposits of variable products, partially offset by withdrawals.

General account assets increased $177 million, or 15%, to $1,389 million as of December 31, 1999, from $1,212 million as of December 31, 1998. We attribute this increase primarily to increases in mortgage loans, bonds and cash and short-term investments, partially offset by a reduction in other investments. These increases in investments were primarily the result of our continued growth and the investment of cash flow generated by our operations.

The increase in bonds during 1999 includes $475 million in purchases and $423 million of maturities and sales proceeds. There was a slight change in the mix of bonds at December 31, 1999, compared with December 31, 1998. Bond investments in U. S. Treasury and other government holdings increased to 12% of the total portfolio as of December 31, 1999, from 10% as of December 31, 1998. Mortgage-backed securities dropped from 8% to 7% and corporate debt securities dropped from 77% to

76% of the portfolio in 1999 and 1998, respectively. Bonds and short-term securities in NAIC classes 1 and 2 were 64% of general account invested assets at December 31, 1999, as compared to 61% at December 31, 1998. The percentage of our general account invested assets representing bonds and short-term investments in NAIC classes 3 through 6 was 6% at December 31, 1999, and 8% at December 31, 1998. See "Investments" section for more discussion of NAIC Investment classes.

The increase in mortgage loans is primarily attributed to a continuation of our strategy of increasing our investments in mortgage loans due to favorable market conditions. For the year ended December 31, 1999, $130 million of new loans were issued and $31 million was received on outstanding accounts.

Other investments consisting of financial options, interest rate caps and floors, preferred stocks, and affiliated common stocks decreased during 1999 primarily due to the reduction of affiliated common stock. This decrease in affiliated common stock was driven by a $51 million withdrawal of seed money from affiliated mutual funds. The seed money was an investment used to fund the creation of new mutual funds.

Policy loans decreased during 1999 primarily due to a large surrender in late 1999 of a corporate owned life policy with an outstanding policy loan of $33 million.

The increase in other assets is due primarily to a $25 million increase in transfers due from the separate accounts. Transfers due from separate accounts represents policyholders' account values in excess of statutory benefit reserves. This growth is consistent with the overall increase in separate account business in force.

Liabilities

As with assets, most of the 1999 growth occurred in the separate accounts as discussed earlier.

The increase in policyholders' reserves and funds, primarily attributable to growth from new sales in annuity products and interest credited, was partially offset by transfers to separate accounts and withdrawals.

The increase in other liabilities is primarily due to our continued growth. This resulted in a $21 million increase in payable to parent and a $30 million increase in suspense accounts, partially offset by a net decrease in other liabilities.

Shareholder's Equity

The decrease in shareholder's equity was due to:

  a 1999 net loss of $44 million,
  a decrease of $3 million due to a change in the valuation of policyholders' reserves, a decrease of $4 million due to an increase in non-admitted assets,

partially offset by:

  an increase of $1 million due to the change in Asset Valuation Reserve ("AVR") and General Investment Reserve ("GIR"), and
  an increase of $4 million primarily due to unrealized capital gains on bonds.

Liquidity and Capital Resources

Liquidity

Cash and short-term investments increased $76 million, or 72%, during 1999 as a result of increased funds available for investment provided by operating activities.

Net cash provided by operating activities increased $103 million, or 184%, in 1999. We attribute the increase primarily to increased sales, investment income, and fees from separate accounts. This increase was partially offset by increased surrender benefits, withdrawals, death benefits, general expenses, and commissions.

Loans and purchases of investments decreased $83 million, or 15%, and sales and maturities of investments and receipts from repayments of loans decreased $102 million, or 20%, in 1999. We attribute these decreases primarily to a lower volume of purchases and sales of bonds due to changes in market conditions.

In the second quarter of 1998, MassMutual made a $25 million surplus contribution to supply us with cash flow and the capital needed to support our continued business growth. The Board of Directors of MassMutual has authorized the contribution of funds to us sufficient to meet the capital requirements of all states in which we are licensed to do business.

We utilize sophisticated asset/liability analysis techniques in order to set the investment policy for each liability class. Additionally, we test the adequacy of the projected cash flow provided by assets to meet all of our future policyholder and other obligations. We perform these studies using stress tests regarding future credit and other asset losses, market interest rate fluctuations, claim losses and other considerations. The result is a complete picture of the adequacy of our underlying assets, reserves, and capital.

We have structured our investment portfolio to ensure a strong liquidity position in order to permit timely payment of policy and contract benefits without requiring an untimely sale of assets. We manage our liquidity position by matching our exposure to cash demands with adequate sources of cash and other liquid assets.

Our principal sources of liquidity are operating cash flow and holdings of cash, cash equivalents, and other readily marketable assets. Our primary cash flow sources are investment income, principal repayments on invested assets, and life insurance premiums.

Our liquid assets include Treasury bond holdings, short-term money market investments, stocks, and marketable long-term fixed income securities. The carrying value of highly liquid securities, comprised of NAIC Class 1 and 2 publicly traded bonds, was approximately $548 million at December 31, 1999.

We proactively manage our liquidity position on an ongoing basis to meet cash needs while minimizing adverse impacts on investment returns. We analyze a variety of scenarios modeling potential demands on liquidity, taking into account the provisions of our policies and contracts in force, our cash flow position, and the volume of cash and readily marketable securities in our portfolio.

One of our primary liquidity concerns is the risk of early contract holder and policyholder withdrawal. The two most affected products are individual life insurance and individual deferred annuities. Life insurance policies are less susceptible to withdrawal than annuity contracts because annuities are primarily used as investment vehicles, while life policies are used to fulfill longer-term financial planning needs. We closely evaluate and manage our liquidity risk by, for example, seeking to include provisions such as contingent deferred sales charges limiting withdrawal rights to discourage surrenders.

Based on our ongoing monitoring and analysis of our liquidity sources and demands, we believe that we are in a strong liquidity position.

Capital Resources

As of December 31, 1999, our total adjusted capital as defined by the NAIC was $116 million. The NAIC developed the Risk Based Capital ( "RBC") model to compare the total adjusted capital with a standard design in order to reflect an insurance company's risk profile. Although we believe that there is no single appropriate means of measuring RBC needs, we feel that the NAIC approach to RBC measurement is reasonable, and we manage our capital position with significant attention to maintaining adequate total adjusted capital relative to RBC. Our total adjusted capital was well in excess of all RBC standards at December 31, 1999 and 1998. We believe we enjoy a strong capital position in light of our risks and that we are well positioned to meet policyholder and other obligations.

Inflation

A large portion of our operating expenses consist of administrative fees charged by MassMutual. The largest component of these fees is salaries, which are subject to wage increases that are at least partially affected by the rate of inflation. Our continuing efforts to control expenses may reduce the impact of inflation on operating expenses.

Inflation also indirectly affects us. New sales and surrenders of our insurance products, as well as investment income are influenced by inflation to the extent that the government's economic policy to control the level of inflation results in changes in interest rates.

Investments

General

As directed by our policyholders, the majority of our assets are policyholders’ investments in our separate accounts. We record the assets in our separate accounts at market value, and we pass all investment risks on to the policyholders. The following discussion focuses on the general investment account portfolio, which does not include our separate account assets.

At December 31, 1999, we had $1,289 million of invested assets in our general investment account. We manage the portfolio of invested assets to support the general account liabilities of the business in light of yield, liquidity, and diversification considerations.

The following table sets forth our invested assets in the general investment account and related gross investment yield:

	December 31,
	1999			1998			1997
	Carrying Value	% of Total	Yield	Carrying Value	% of Total	Yield	Carrying Value	% of Total	Yield
	($ In Millions)

Bonds	$ 735	57%	7.5%	$ 683	60%	7.5%	$ 665	63%	7.9%
Mortgage loans	225	18	7.7	126	11	7.3	102	10	7.6
Other investments	26	2	14.7	76	7	14.8	64	6	7.7
Policy loans	121	9	7.6	150	13	8.8	142	13	8.0
Cash and short-term investments	182	14	4.3	106	9	5.9	88	8	5.3
Total investments	$1,289	100%	7.4%	$1,141	100%	7.9%	$1,061	100%	7.6%

We calculate the yield on each investment category, before federal income taxes as: (a) two times gross investment income divided by (b) the sum of assets at the beginning of the year and assets at the end of the year, less gross investment income. If investment expenses were deducted, our net yields would be 7.2%, 7.7%, and 7.5% for the years ended December 31, 1999, 1998 and 1997, respectively.

Bonds

The following table provides certain information regarding the maturity distribution of bonds, excluding short-term securities:

	December 31, 1999
	Carrying Value	% of Total
	($ In Millions)
Due in one year or less	$ 55	8%
Due after one year through five years	194	26
Due after five years through ten years	311	42
Due after ten years	79	11

	639	87
Mortgage-backed securities (1)	96	13

Total	$735	100%

(1) Average life is 6.5 years, including securities guaranteed by the U.S. Government.

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

As of December 31, 1999, mortgage-backed securities in the bond portfolio consisted of $52 million of Government National Mortgage Association ( “GNMA”), and Federal National Mortgage Association (“FNMA ”) commitments, Federal Home Loan Mortgage Corporation (“FHLMC ”) and Federal Housing Authority (“FHA”) mortgage-backed pass-through securities, and $44 million of government agency-backed collateralized mortgage obligations.

The tables below set forth the carrying value, gross unrealized gains and losses, net unrealized gains and losses and estimated fair value of our bond portfolio (excluding short-term securities) at December 31, 1999 and 1998.

	December 31, 1999

	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Losses	Estimated Fair Value
	(In Millions)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$ 85	$1	$ 2	$(1)	$ 84
Debt securities issued by foreign governments	3	--	--	--	3
Mortgage-backed securities	52	1	2	(1)	51
State and local governments	10	--	--	--	10
Corporate debt securities	562	3	18	(15)	547
Utilities	17	--	1	(1)	16
Affiliates	6	--	--	--	6
Total	$735	$ 5	$ 23	$ (18)	$717

	December 31, 1998

	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Losses	Estimated Fair Value
	(In Millions)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$ 69	$ 2	$--	$ 2	$ 71
Debt securities issued by foreign governments	3	--	--	--	3
Mortgage-backed securities	58	2	1	1	59
State and local governments	12	--	--	--	12
Corporate debt securities	523	17	3	14	537
Utilities	18	1	--	1	19
Total	$ 683	$ 22	$ 4	$18	$701

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

Substantially all of our publicly traded and privately placed bonds are evaluated by the NAIC’s Securities Valuation Office (“SVO”), which assigns securities to one of six NAIC investment classes with Class 1 securities being the highest quality and Class 6 securities being the lowest quality. Classes 1 and 2 are investment grade, Class 3 is medium quality and Classes 4, 5 and 6 are non-investment grade. For securities which have not yet been rated by the NAIC, we use an internal rating system. We believe that our internal rating system is similar to that used by the SVO.

The table below sets forth the NAIC SVO ratings for our bond portfolio (including short-term securities) and, what we believe are the equivalent public rating agency designations. At December 31, 1999 and 1998, 91% and 88%, respectively, of the portfolio was invested in NAIC Classes 1 and 2 securities.

Bond Credit Quality
(includes short-term securities)

			December 31,
			1999		1998
NAIC Bond Classes		Rating Agency Equivalent Designation	Carrying Value	% of Total	Carrying Value	% of Total
			($ In Millions)
1		Aaa/Aa/A	$403	45%	$399	50%
2		Baa	417	46	298	38
3		Ba	53	6	69	9
4		B	27	3	22	3
5		Caa and lower	1	--	--	--
6		In or near default	1	--	--	--
	Total		$902	100%	$788	100%
The tables below set forth the NAIC SVO ratings for our publicly traded and privately placed bond portfolios, including short-term securities, along with what we believe are the equivalent public rating agency designations:

Publicly Traded Bond Credit Quality
(includes short-term securities)

			December 31,
			1999		1998
NAIC Bond Classes		Rating Agency Equivalent Designation	Carrying Value	% of Total	Carrying Value	% of Total
			($ In Millions)
1		Aaa/Aa/A	$307	55%	$309	62%
2		Baa	240	43	173	35
3		Ba	7	1	14	3
4		B	2	1	2	--
5		Caa and lower	--	--	--	--
6		In or near default	1	--	--	--
	Total		$557	100%	$498	100%

Privately Placed Bond Credit Quality
(includes short-term securities)

		December 31,

		1999		1998

NAIC Bond Classes	Rating Agency Equivalent Designation	Carrying Value	% of Total	Carrying Value	% of Total
		($ In Millions)
1	Aaa/Aa/A	$96	28%	$90	31%
2	Baa	177	52	125	43
3	Ba	46	13	55	19
4	B	25	7	20	7
5	Caa and lower	1	—	—	—
6	In or near default	—	—	—	—

	Total	$345	100%	$290	100%

We utilize our investments in the privately placed bond portfolio to enhance the value of our overall portfolio, increase diversification, and obtain higher yields than are possible with comparable quality public market securities. To control risk when utilizing privately placed securities, we rely upon:

  broader access to management information,
  strengthened negotiated protective covenants,
  call protection features, and
  a higher level of collateralization than can customarily be achieved in the public market.

The strength of our privately placed bond portfolio is demonstrated by the predominance of NAIC Classes 1 and 2 securities.

The following table sets forth by industry category the total bond portfolio, including short-term securities, as of December 31, 1999:

	Bond Portfolio by Industry (includes short-term securities)

	December 31, 1999
	Private		Public		Total
Industry Category	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total
	($ In Millions)

Collateralized (1)	$ 53	15%	$158	28%	$211	23%
Natural Resources	53	15	77	14	130	14
Consumer Services	75	22	22	4	97	11
Finance & Leasing Co.	29	8	63	11	92	10
Utilities	9	3	81	14	90	10
Construction	48	14	15	3	63	7
Governments	1	0	51	9	52	6
Consumer Goods	19	6	26	5	45	5
Media	17	5	17	3	34	4
Technology	16	5	17	3	33	4
Transportation	10	3	16	3	26	3
Health Care	3	1	9	2	12	1
Others	12	3	5	1	17	2
Total	$345	100%	$557	100%	$902	100%

(1) These bonds are collateralized by mortgages backed by FNMA, GNMA or FHLMC and include collateralized mortgage obligations and pass-through securities. These amounts also include asset backed securities such as credit card, automobile, and residential mortgage securities.

Bond Portfolio Surveillance and Under-Performing Investments

To identify under-performing investments, we review all bonds on a regular basis utilizing the following criteria:

  material declines in revenues or margins,
  significant uncertainty regarding the issuer’s industry,
  debt service coverage or cash flow ratios that fall below industry-specific thresholds, violation of financial covenants,
  trading of public securities at a substantial discount due to specific credit concerns, and other subjective factors that relate to the issuer.

We actively review the bond portfolio to estimate the likelihood and amount of financial defaults or write-downs in the portfolio and to make timely decisions as to the potential sale or renegotiation of terms of specific investments.

The NAIC defines under-performing bonds as those whose deferral of interest and/or principal payments are deemed to be caused by the inability of the obligor to make such payments as called for in the bond contract. At December 31, 1999, we had $2 million in under-performing bonds. At December 31, 1998, we had no under-performing bonds.

As a result of our conservative monitoring process, we generate an internal watch list, which includes certain securities that would not be classified as under-performing under the SVO credit rating system. At December 31, 1999, bonds having a carrying value of $23 million, or 3% of the total bond portfolio including short-term securities, had been placed on our internal watch list. The internal watch list is comprised of bonds that have the following NAIC ratings:

  $2 million NAIC Class 1,
  $9 million NAIC Class 2 ,
  $1 million NAIC Class 3, and
  $11 million NAIC Class 4.

Mortgage Loans

Mortgage loans represented 17% and 11% of the total investments in the general account at December 31, 1999 and 1998, respectively. Mortgage loans consist of commercial mortgage loans and residential mortgage loan pools. At December 31, 1999 and 1998, commercial mortgage loans comprised 72% and 64%, respectively, of the mortgage loan portfolio.

The following table provides certain information regarding the contractual maturity distribution of mortgage loans:

	December 31, 1999

	Carrying Value	% of Total
	($ In Millions)

Commercial:
Due in one year or less	$ 3	2%
Due after one year through five years	85	38
Due after five years through ten years	64	28
Due after ten years	10	4

Total commercial	162	72
Residential	63	28

Total	$225	100%

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

Commercial

Our commercial mortgage loan portfolio consists of fixed and floating rate loans on completed, income producing properties. The majority of the portfolio is fixed rate mortgages.

At December 31, 1999, 97% of our commercial mortgage loan portfolio consisted of bullet loans compared to 98% at December 31, 1998. Bullet loans are loans that do not fully amortize over their term.

During 1999 and 1998, all renewed bullet loans were performing assets prior to renewal and all loan renewals reflected market conditions. Past experience with regard to bullet maturities, however, is not necessarily indicative of future results.

We consider the maturities of commercial mortgage loans to be sufficiently diversified, and carefully monitor and manage maturities in light of our liquidity needs. In 1999, we added approximately 34 new loans. Twenty-two of the new loans were office buildings, which resulted in an increase in our carrying value of office building mortgages as illustrated in the following chart. Additionally, in 1999, borrowers paid off one loan, which totaled $9 million.

The following tables set forth by property type and geographic distribution, the carrying value of commercial mortgage loan balances:

Commercial Mortgage Loans by Property Type

	December 31,

	1999		1998

	Carrying Value	% of Total	Carrying Value	% of Total
	($ In Millions)
Office	$ 97	60%	$41	51%
Hotels & Motels	37	23	11	13
Apartments	16	10	25	31
Retail	9	5	1	1
Industrial & Other	3	2	3	4

	$162	100%	$81	100%

Commercial Mortgage Loans by Geographic Distribution

	December 31,

	1999		1998

	Carrying Value	% of Total	Carrying Value	% of Total
	($ In Millions)
West	$ 35	22%	$ 13	16%
Midwest	34	21	7	9
Southwest	32	20	28	34
Northeast	31	19	19	23
Mid–Atlantic	21	13	7	9
Southeast	9	5	7	9

	$162	100%	$ 81	100%

Residential

Our residential mortgage loan portfolio consists of conventional and FHA/VA mortgage pools. We impose rigorous investment standards, including governmental agency guarantees, seasoned pools, and discount pricing as protection against prepayment risk.

Mortgage Loan Portfolio Surveillance and Under-Performing Investments

We actively monitor, manage and directly service our commercial mortgage loan portfolio. Our personnel perform or review all aspects of loan origination and portfolio management, including:

  lease analysis
  property transfer analysis,
  economic and financial reviews,
  tenant analysis, and
  oversight of default and bankruptcy proceedings.

We revalue all properties each year and re-inspect all properties either each year or every other year based on internal quality ratings.

We use the following criteria to determine whether a current or potential problem exists:

  borrower bankruptcies,
  major tenant bankruptcies,
  requests for restructuring,
  delinquent tax payments,
  late payments,
  loan-to-value or debt service coverage deficiencies, and
  overall vacancy levels.

The carrying value of current and potential problem mortgage loans, consisting of restructured mortgage loans, was $10 million at December 31, 1999 and 1998. There were no problem commercial mortgage loans in process of foreclosure, in default or in actively managed properties.

The AVR contains a mortgage loan component, which totaled $7 million at December 31, 1999. In addition, at December 31, 1999, we held other investment reserves on commercial mortgage loans of $2 million. See "Investment Reserves".

The following tables set forth current and potential problem mortgage loans by property type and geographic region as of December 31, 1999:

Commercial Mortgage Loan Distribution
by Property Type

	December 31, 1999

	Total Loan Amount	Problem Loan Amount	% of Loan Amount
	($ In Millions)

Office	$ 97	$ 10	10%
Hotels&Motels	37	—	—
Apartments	16	—	—
Retail	9	—	—
Industrial & Other	3	—	—

Total	$162	$ 10	6%

Commercial Mortgage Loan Distribution
by Geographic Region

	December 31, 1999

	Total Loan Amount	Problem Loan Amount	% of Loan Amount

	($ In Millions)

West	$ 35	—	—
Midwest	34	—	—
Southwest	32	—	—
Northeast	31	$ 10	32%
Mid-Atlantic	21	—	—
Southeast	9	—	—

Total	$162	$ 10	6%

Investment Reserves

When we determine that it is probable that the net realizable value of an invested asset is less than our carrying value, we establish and record appropriate write-downs or investment reserves in accordance with statutory practice.

We determine the net realizable value of bonds in accordance with principles established by the SVO using criteria such as:

  the net worth and capital structure of the borrower,
  the value of the collateral,
  the presence of additional credit support, and
  our evaluation of the borrower's ability to compete in a relevant market.

In the case of real estate and commercial mortgage loans, we make borrower and property-specific assessments as well.

In compliance with regulatory requirements, we maintain the AVR. The AVR stabilizes surplus against non-interest rate related fluctuations in the value of stocks and bonds. We maintain general investment reserves ("GIR") which are not mandated by regulation, in anticipation of future losses on specific mortgage loans, particularly mortgage loans in the process of foreclosure.

Our total investment reserves at December 31, 1999, were $23 million, a 4% decrease from December 31, 1998, consisting of AVR of $21 million and GIR of $2 million.

The following table presents the change in total investment reserves for the years 1999 and 1998:

	Total Investment Reserves

	Bonds, Preferred Stocks and Short-term Investments	Mortgage Loans	Other Investments	Total
	(In Millions)

Balance at December 31, 1997 (1)	$ 5	$ 6	$16	$27

Reserve contributions (2)	2	1	1	4
Net realized capital gains (losses) (3)	—	(1)	—	(1)
Unrealized capital gains (losses) (4)	—	—	(6)	(6)

Net change to shareholder’s equity (5)	2	—	(5)	(3)

Balance at December 31, 1998 (1)	7	6	11	24

Reserve contributions (2)	2	3	(3)	2
Net realized capital gains (losses) (3)	(2)	—	(4)	(6)
Unrealized capital gains (losses) (4)	3	—	—	3

Net change to shareholder’s equity (5)	3	3	(7)	(1)

Balance at December 31, 1999(1)	$10	$ 9	$ 4	$23

(1)	The balance is comprised of the AVR and GIR which are recorded as liabilities on the statement of financial position.

	AVR	GIR	Total
	(In Millions)

Balance at December 31, 1997	$23	$4	$27
Balance at December 31, 1998	$22	$2	$24
Balance at December 31, 1999	$21	$2	$23

(2)	Amounts represent contributions calculated on a statutory formula and other amounts we deem necessary. The statutory formula provides for maximums that when exceeded cause a negative contribution. Additionally, these amounts represent the net impact on shareholder’s equity for investment gains and losses not related to changes in interest rates.

(3)	These amounts offset realized capital gains (losses), net of tax, that have been recorded as a component of net income. Amounts include realized capital gains and losses, net of tax, on sales not related to interest fluctuations, such as repayments of mortgage loans at a discount and mortgage loan foreclosures.

(4)	These amounts offset unrealized capital gains (losses), recorded as a change in shareholder’s equity. Amounts include unrealized losses due to market value reductions of securities with a NAIC quality rating of 6 and net changes in the unrealized capital gains and losses from affiliated mutual funds.

(5)	Amounts represent the reserve contribution (note 2) less amounts already recorded (notes 3 and 4). This net change in reserves is recorded as a change in shareholder’s equity.

Item 7a.	Quantitative and Qualitative Information About Market Risk

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

We have excluded all non-guaranteed separate account assets and liabilities from the following discussion since all market risks associated with those accounts are not borne, by us, rather they are assumed by the contract holders.

Our assets, such as bonds, mortgage loans, policy loans and derivatives are financial instruments and are subject to the risk of market volatility and potential market disruptions. These risks may reduce the value of our financial instruments, or impact future cash flows and earnings from those instruments. We do not hold any financial instruments for the purposes of trading.

Our primary market risk exposure is changes in interest rates, which can cause changes in the fair value, cash flows, and earnings of certain financial instruments. To manage our exposure to interest rate changes we use sophisticated quantitative asset/liability management techniques. Asset/liability management allows us to match the market sensitivity of assets with the liabilities they support. If these sensitivities are matched perfectly, the impact of interest rate changes is effectively offset on an economic basis as the change in value of the asset is offset by a corresponding change in the value of the supported liability. In addition, we invest a significant portion of our investment funds in high quality bonds in order to maintain and manage liquidity and reduce the risk of default in the portfolio.

Based upon the information and assumptions we used in our asset/liability analysis as of December 31, 1999, we estimate that a hypothetical immediate 10% increase in interest rates would decrease the net fair value of our financial instruments by $21 million. A change in interest rates of 10% would not have a material impact on our future earnings or cash flows. A significant portion of our liabilities, e.g., insurance policy and claim reserves, are not considered financial instruments and are excluded from the above analysis. Because of our asset/liability management, a corresponding change in the fair values of these liabilities, based on the present value of estimated cash flows, would significantly offset the net decrease in fair value estimated above.

We also use derivative financial instruments to manage our market risks, primarily to reduce interest rate and duration imbalances determined in asset/liability analyses. We do not hold or issue these financial instruments for trading purposes.

The notional amounts described do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure. The amounts exchanged are calculated on the basis of the notional amounts and the other terms of the instruments, which relate to interest rates, exchange rates, security prices, or financial or other indexes.

We utilize interest rate swap agreements, options, and purchased caps and floors to reduce interest rate exposures arising from mismatches between assets and liabilities and to modify portfolio profiles to manage other risks identified. Under interest rate swaps, we agree to an exchange, at specified intervals, between streams of variable rate and fixed rate interest payments. The amount exchanged is calculated by reference to an agreed-upon notional principal amount. We had outstanding swaps with notional amounts of $227 million at December 31, 1999, and $198 million at December 31, 1998.

Options grant us the right to buy or sell a security or enter into a derivative transaction at a stated price within a stated period. Our option contracts have terms of up to ten years. We had option contracts with notional amounts of $945 million at December 31, 1999, and $961 million at December 31, 1998. Our credit risk exposure was limited to the unamortized costs of $7 million at December 31, 1999, and $8 million at December 31, 1998.

Interest rate cap agreements grant us the right to receive the excess of a referenced interest rate over a stated rate calculated by reference to an agreed upon notional amount. Interest rate floor agreements grant us the right to receive the excess of a stated rate over a referenced interest rate calculated by reference to an agreed upon notional amount. We had agreements with notional amounts of $355 million at December 31, 1999 and 1998.

We utilize asset swap agreements to reduce exposures, such as currency risk and prepayment risk, built into certain assets acquired. Cross-currency interest rate swaps allow investment in foreign currencies, increasing access to additional investment opportunities, while limiting foreign exchange risk. At December 31, 1999, we had open asset swap agreements with notional amounts of $4 million. At December 31, 1998, we did not have any open asset swap agreements.

We enter into forward U.S. Treasury, Government National Mortgage Association ("GNMA") and Federal National Mortgage Association ("FNMA") commitments. We enter into these forward commitments for the purpose of managing interest rate exposure. We generally do not take delivery on these commitments. Instead of taking delivery, we settle these commitments with offsetting transactions. We had outstanding commitments of $15 million at December 31, 1999 and $1 million at December 31, 1998.

We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. This exposure is limited to contracts with a positive fair value. The amounts at risk in a net gain position were $4 million at December 31, 1999, and $14 million at December 31, 1998. We monitor exposure to ensure counterparties are credit worthy and concentration of exposure is minimized. Additionally, we obtain collateral positions with counterparties when considered prudent.

Item 8.	Financial Statements and Supplementary Data

Financial statements, in the form required by Regulation S-X, are set forth below. We are not required to file supplementary financial data specified by Item 302 of Regulation S-K.

Report of Independent Auditors’

To the Board of Directors and Policyholders of
C.M. Life Insurance Company

We have audited the accompanying statutory statement of financial position of C.M. Life Insurance Company as of December 31, 1999, and the related statutory statements of income, changes in shareholder’s equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As described more fully in Note 1 to the financial statements, the Company has prepared these financial statements using statutory accounting practices prescribed or permitted by the State of Connecticut Insurance Department, which practices differ from generally accepted accounting principles. The effects on the financial statements of the variances between the statutory basis of accounting and generally accepted accounting principles, although not reasonably determinable, are presumed to be material.

In our opinion, because of the effects of the matters discussed in the preceding paragraph, the 1999 financial statements referred to above do not present fairly, in conformity with generally accepted accounting principles, the financial position of C.M. Life Insurance Company as of December 31, 1999, or the results of its operations or its cash flows for the year then ended.

In our opinion, the 1999 statutory financial statements referred to above present fairly, in all material respects, the financial position of C.M. Life Insurance Company at December 31, 1999, and the results of its operations and its cash flows for the year then ended, on the statutory basis of accounting described in Note 1.

DELOITTE & TOUCHE LLP

Hartford, Connecticut
February 1, 2000

  Report of Independent Accountants

To the Board of Directors and Policyholders of
C.M. Life Insurance Company:

We have audited the accompanying statutory statement of financial position of C.M. Life Insurance Company as of December 31, 1998, and the related statutory statements of income and changes in shareholder's equity, and of cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We have not audited the financial statements of C.M. Life Insurance Company for any period subsequent to December 31, 1998.

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

In our opinion, because of the effects of the matter discussed in the preceding paragraph, the financial statements audited by us do not present fairly, in conformity with generally accepted accounting principles, the financial position of C.M. Life Insurance Company as of December 31, 1998, or the results of its operations or its cash flows for each of the two years in the period ended December 31, 1998.

In our opinion, the financial statements audited by us, present fairly, in all material respects, the financial position of C.M. Life Insurance Company as of December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, on the basis of accounting described in Note 1.

PricewaterhouseCoopers LLP

Hartford, Connecticut
February 25, 1999

C.M. Life Insurance Company

STATUTORY STATEMENTS OF FINANCIAL POSITION

	December 31,
	1999	1998
	(In Millions)

Assets:

Bonds	$735.0	$683.0
Mortgage loans	225.4	126.3
Other investments	25.6	76.3
Policy loans	120.7	150.4
Cash and short-term investments	182.0	105.7

Total invested assets	1,288.7	1,141.7

Investment and insurance amounts receivable	33.8	33.9
Federal income tax receivable	7.2	2.1
Transfer due from separate accounts	59.2	34.3

	1,388.9	1,212.0

Separate account assets	1,764.2	1,318.9

Total assets	$3,153.1	$2,530.9

See Notes to Statutory Financial Statements.

C.M. Life Insurance Company

STATUTORY STATEMENTS OF FINANCIAL POSITION, Continued

	December 31,
	1999	1998
	($ In Millions Except for Par Value)
Liabilities:

Policyholders’ reserves and funds	$1,175.9	$ 996.3
Policyholders’ claims and other benefits	4.6	3.8
Payable to parent	50.9	28.8
Asset valuation and other investment reserves	22.7	23.9
Other liabilities	39.5	18.2

	1,293.6	1,071.0

Separate account liabilities	1,764.2	1,318.9

Total liabilities	3,057.8	2,389.9

Shareholder’s equity:

Common stock, $200 par value
50,000 shares authorized
12,500 shares issued and outstanding	2.5	2.5
Paid-in and contributed surplus	68.8	68.8
Surplus	24.0	69.7

Total shareholder’s equity	95.3	141.0

Total liabilities & shareholder’s equity	$3,153.1	$2,530.9

See Notes to Statutory Financial Statements.

C.M. Life Insurance Company

STATUTORY STATEMENTS OF INCOME

	Years Ended December 31,
	1999	1998	1997
	(In Millions)
Revenue:

Premium income	$ 938.8	$ 406.4	$ 331.3
Net investment income	85.0	82.4	75.3
Fees and other income	8.4	5.5	7.5

Total revenue	1,032.2	494.3	414.1

Benefits and expenses:

Policyholders’ benefits and payments	332.2	185.2	100.4
Addition to policyholders ’ reserves and funds	518.7	168.8	200.7
Operating expenses	122.0	72.1	49.5
Commissions	82.6	49.6	33.5
State taxes, licenses and fees	9.9	8.1	3.5

Total benefits and expenses	1,065.4	483.8	387.6

Net gain (loss) from operations before federal income taxes	(33.2)	10.5	26.5

Federal income taxes	2.1	6.8	19.0

Net gain (loss) from operations	(35.3)	3.7	7.5

Net realized capital gain (loss)	(8.7)	(1.1)	0.1

Net income (loss)	$ (44.0)	$ 2.6	$ 7.6

See Notes to Statutory Financial Statements.

C.M. Life Insurance Company

STATUTORY STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

	Years Ended December 31,
	1999	1998	1997
	(In Millions)

Shareholder’s equity, beginning of year	$141.0	$113.2	$109.8

Increases (decreases) due to:
Net income (loss)	(44.0)	2.6	7.6
Change in asset valuation and investment reserves	1.2	2.7	(4.8)
Change in net unrealized capital gains (losses)	4.0	(5.8)	0.8
Capital contribution	–	25.0	–
Other	(6.9)	3.3	(0.2)

	(45.7)	27.8	3.4

Shareholder’s equity, end of year	$ 95.3	$141.0	$113.2

See Notes to Statutory Financial Statements.

C.M. Life Insurance Company

STATUTORY STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	1999	1998	1997
	(In Millions)

Operating activities:
Net income (loss)	$ (44.0)	$ 2.6	$ 7.6
Addition to policyholders ’ reserves, funds and policy benefits net of transfers to separate accounts	180.4	44.6	44.2
Net realized capital (gain) loss	8.7	1.1	(0.1)
Other changes	14.3	7.8	0.5

Net cash provided by operating activities	159.4	56.1	52.2

Investing activities:
Loans and purchases of investments	(486.1)	(568.6)	(438.6)
Sales and maturities of investments and receipts from repayment of loans	403.0	504.8	411.1

Net cash used in investing activities	(83.1)	(63.8)	(27.5)

Financing Activities:
Capital and surplus contribution	–	25.0	–

Net cash provided by financing activities	–	25.0	–

Increase in cash and short-term investments	76.3	17.3	24.7

Cash and short-term investments, beginning of year	105.7	88.4	63.7

Cash and short-term investments, end of year	$ 182.0	$ 105.7	$ 88.4

See Notes to Statutory Financial Statements.

Notes To Statutory Financial Statements

C.M. Life Insurance Company (“the Company”) is a wholly-owned stock life insurance subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual ”). The Company is primarily engaged in the sale of flexible premium universal and variable life insurance and variable annuity products distributed through career agents. The Company is licensed to sell life insurance and annuities in Puerto Rico, the District of Columbia and 49 states (excluding New York).

1.	SUMMARY OF ACCOUNTING PRACTICES

The accompanying statutory financial statements have been prepared in conformity with the statutory accounting practices, except as to form, of the National Association of Insurance Commissioners (“NAIC”) and the accounting practices prescribed or permitted by the State of Connecticut Insurance Department and are different in some respects from financial statements prepared in accordance with generally accepted accounting principles (“GAAP”). The more significant differences are as follows: (a) acquisition costs, such as commissions and other costs directly related to acquiring new business, are charged to current operations as incurred, whereas GAAP would require these expenses to be capitalized and recognized over the life of the policies; (b) statutory policy reserves are based upon the commissioners reserve valuation methods and statutory mortality, morbidity and interest assumptions, whereas GAAP reserves would generally be based upon net level premium and estimated gross margin methods and appropriately conservative estimates of future mortality, morbidity and interest assumptions; (c) bonds are generally carried at amortized cost whereas GAAP generally requires they be reported at fair value; (d) deferred income taxes are not provided for book-tax timing differences as would be required by GAAP; and (e) payments received for universal and variable life products and variable annuities are reported as premium income and changes in reserves, whereas under GAAP, these payments would be recorded as deposits to policyholders’ account balances.

In March 1998, the NAIC adopted the Codification of Statutory Accounting Principles ( “Codification”). Codification provides a comprehensive guide of statutory accounting principles for use by insurers in all states and is expected to become effective January 1, 2001. The effect of adopting Codification shall be reported as an adjustment to surplus on the effective date. The Company is currently reviewing the impact of Codification; however, due to the nature of certain required accounting changes and their sensitivity to factors such as interest rates, the actual impact upon adoption cannot be determined at this time.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosures of contingent assets and liabilities, at the date of the financial statements. Management must also make estimates and assumptions that affect the amounts of revenues and expenses during the reporting period. Future events, including changes in the levels of mortality, morbidity, interest rates, persistency and asset valuations, could cause actual results to differ from the estimates used in the financial statements.

The following is a description of the Company’s principal accounting policies and practices.

a.	Investments

Bonds are valued in accordance with rules established by the NAIC. Generally, bonds are valued at amortized cost, using the interest method.

Mortgage loans are valued at unpaid principal net of unamortized premium or discount. The Company discontinues the accrual of interest on mortgage loans which are delinquent more than 90 days or when collection is uncertain.

Other investments include holdings in affiliated mutual funds and preferred stocks and are valued in accordance with rules established by the NAIC. Generally, investments in mutual funds are valued at fair value and preferred stocks in good standing at cost.

Policy loans are carried at the outstanding loan balance less amounts unsecured by the cash surrender value of the policy.

Short-term investments are stated at amortized cost.
Notes to Statutory Financial Statements, Continued

In compliance with regulatory requirements, the Company maintains an Asset Valuation Reserve ( “AVR”) and an Interest Maintenance Reserve (“IMR”). The AVR and other investment reserves stabilize surplus against fluctuations in the value of stocks, as well as declines in the value of bonds and mortgage loans. The IMR defers after-tax realized capital gains and losses which result from changes in the overall level of interest rates for all types of fixed income investments and interest related hedging activities. These interest rate related gains and losses are amortized into net investment income using the grouped method over the remaining life of the investment sold or over the remaining life of the underlying asset. Net realized after-tax capital losses of $1.4 million in 1999, and realized after-tax capital gains of $2.6 million in 1998 and $2.0 million in 1997 were deferred into the IMR. Amortization of the IMR into net investment income amounted to $0.5 million in 1999, $0.3 million in 1998 and $0.1 million in 1997. At December 31, 1999, the unamortized IMR deferred was in a net loss position, which in accordance with the regulations, was recorded as a reduction of surplus.

Realized capital gains and losses, less taxes, not includable in the IMR, are recognized in net income. Realized capital gains and losses are determined using the specific identification method. Unrealized capital gains and losses are included in surplus.

b.	Separate Accounts

Separate account assets and liabilities represent segregated funds administered and invested by the Company for the benefit of variable life and annuity contractholders. Assets consist principally of marketable securities reported at fair value. Transfers due from separate accounts represent the policyholders’ account values in excess of statutory benefit reserves. Premiums, benefits and expenses of the separate accounts are reported in the Statutory Statement of Income. The Company receives administrative and investment advisory fees from these accounts.

Net transfers to separate accounts of $341.4 million, $121.0 million and $146.5 million in 1999, 1998 and 1997, respectively, are included in addition to policyholders’ reserves and funds, in the Statutory Statements of Income.

c.	Non-admitted Assets

Assets designated as “non-admitted” include prepaid agent commissions, other prepaid expenses and the IMR, when in a net loss deferral position, and are excluded from the Statutory Statements of Financial Position. These amounted to $9.9 million and $5.5 million as of December 31, 1999 and 1998, respectively and changes therein are charged directly to surplus.

d.	Policyholders ’ Reserves and Funds

Policyholders’ reserves for life insurance contracts are developed using accepted actuarial methods computed principally on the net level premium, the Commissioners’ Reserve Valuation Method and the California Method bases using the 1980 Commissioners’ Standard Ordinary mortality tables with assumed interest rates ranging from 2.50 to 4.50 percent.

Reserves for individual annuities are based on accepted actuarial methods, principally at interest rates ranging from 6.25 to 9.00 percent.

e.	Premium and Related Expense Recognition

Life insurance premium revenue is recognized annually on the anniversary date of the policy. Annuity premium is recognized when received. Commissions and other costs related to the issuance of new policies, and policy maintenance and settlement costs are charged to current operations when incurred.

f.	Cash and Short-term Investments

The Company considers all highly liquid investments purchased with a maturity of twelve months or less to be short-term investments.
Notes to Statutory Financial Statements, Continued

2.	FEDERAL INCOME TAXES

Provision for federal income taxes is based upon the Company’s estimate of its tax liability. No deferred tax effect is recognized for temporary differences that may exist between financial reporting and taxable income. Accordingly, the reporting of miscellaneous temporary differences, such as reserves and policy acquisition costs, resulted in effective tax rates which differ from the statutory tax rate.

The Company plans to file a separate company 1999 federal income tax return.

The Internal Revenue Service has completed its examination of the Company’s income tax returns through the year 1995. The Internal Revenue Service is currently examining the Company’s income tax returns for the years 1996 and 1997. The Company believes adjustments which may result from such examinations will not materially affect its financial position.

Federal tax payments were $6.8 million in 1999, $16.9 million in 1998 and $6.8 million in 1997.

3.	SHAREHOLDER ’S EQUITY

The Board of Directors of MassMutual has authorized the contribution of funds to the Company sufficient to meet the capital requirements of all states in which the Company is licensed to do business. Substantially all of the statutory shareholder’s equity is subject to dividend restrictions relating to various state regulations, which limit the payment of dividends to the shareholder without prior approval. Under these regulations, $14.1 million of shareholder’s equity is available for distribution to the shareholder in 2000 without prior regulatory approval.

During 1998, MassMutual contributed additional paid-in capital of $25.0 million to the Company.

4.     INVESTMENTS

The Company maintains a diversified investment portfolio. Investment policies limit concentration in any asset class, geographic region, industry group, economic characteristic, investment quality or individual investment. In the normal course of business, the Company enters into commitments to purchase privately placed bonds and mortgage loans.

a.	Bonds

The carrying value and estimated fair value of bonds are as follows:

	December 31, 1999
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Millions)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$ 85.8	$ 0.3	$ 2.6	$ 83.5
Debt securities issued by foreign governments	2.5	0.1	–	2.6
Mortgage-backed securities	52.3	0.4	1.6	51.1
State and local governments	10.3	0.1	0.4	10.0
Corporate debt securities	561.7	3.3	17.7	547.3
Utilities	16.5	0.1	0.6	16.0
Affiliates	5.9	0.3	–	6.2

TOTAL	$ 735.0	$ 4.6	$ 22.9	$ 716.7

Notes to Statutory Financial Statements, Continued

	December 31, 1998
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Millions)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$ 69.3	$ 1.4	$ 0.1	$ 70.6
Debt securities issued by foreign governments	3.2	–	0.1	3.1
Mortgage-backed securities	57.9	1.6	0.2	59.3
State and local governments	12.1	0.4	0.2	12.3
Corporate debt securities	522.6	17.8	3.0	537.4
Utilities	17.9	0.9	–	18.8

TOTAL	$683.0	$ 22.1	$ 3.6	$701.5

The carrying value and estimated fair value of bonds at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Carrying Value	Estimated Fair Value
	(In Millions)
Due in one year or less	$ 55.0	$ 55.1
Due after one year through five years	193.9	192.9
Due after five years through ten years	310.6	299.2
Due after ten years	79.3	76.2

	638.8	623.4
Mortgage-backed securities, including securities guaranteed by the U.S. government	96.2	93.3

TOTAL	$735.0	$716.7

Proceeds from sales of investments in bonds were $325.8 million during 1999, $480.4 million during 1998, and $388.8 million during 1997. Gross capital gains of $2.1 million in 1999, $5.0 million in 1998, and $3.8 million in 1997 and gross capital losses of $4.9 million in 1999, $0.9 million in 1998, and $0.5 million in 1997 were realized on those sales, portions of which were deferred into the IMR.

b.	Mortgages

The Company had restructured loans with book values of $10.3 million and $10.4 million at December 31, 1999 and 1998, respectively. These loans typically have been modified to defer a portion of the contractual interest payments to future periods. Interest deferred to future periods was immaterial in 1999, 1998 and 1997.

Approximately 60% and 50% of the Company’s commercial mortgage loans at December 31, 1999 and 1998, respectively, were loans whose underlying collateral is comprised of office buildings. There were no significant regional concentrations of commercial mortgage loans at December 31, 1999 and 1998.

At December 31, 1999, scheduled commercial mortgage loan maturities were as follows: 2000  – $3.3 million; 2001 – $10.2 million; 2002  – $28.6 million; 2003 – $21.5 million; 2004  – $24.4 million; and $74.0 million thereafter.

c.	Other

Investments in affiliated mutual funds had a cost of $17.4 million in 1999 and $62.4 million in 1998.
Notes to Statutory Financial Statements, Continued

5.	PORTFOLIO RISK MANAGEMENT

The Company uses common derivative financial instruments to manage its investment risks, primarily to reduce interest rate and duration imbalances determined in asset/liability analyses. These financial instruments described below are not recorded in the financial statements, unless otherwise noted. The Company does not hold or issue these financial instruments for trading purposes.

The notional amounts described do not represent amounts exchanged by the parties and, thus, are not a measure of the exposure of the Company. The amounts exchanged are calculated on the basis of the notional amounts and the other terms of the instruments, which relate to interest rates, exchange rates, security prices or financial or other indexes.

The Company utilizes interest rate swap agreements, options, and purchased caps and floors to reduce interest rate exposures arising from mismatches between assets and liabilities and to modify portfolio profiles to manage other risks identified. Under interest rate swaps, the Company agrees to an exchange, at specified intervals, between streams of variable rate and fixed rate interest payments calculated by reference to an agreed-upon notional principal amount. Gains and losses realized on the termination of contracts are deferred and amortized through the IMR over the remaining life of the associated contract. IMR amortization is included in net investment income on the Statutory Statements of Income. Net amounts receivable and payable are accrued as adjustments to net investment income and included in investment and insurance amounts receivable on the Statutory Statements of Financial Position. At December 31, 1999 and 1998, the Company had swaps with notional amounts of $226.5 million and $197.5 million, respectively.

Options grant the purchaser the right to buy or sell a security or enter into a derivative transaction at a stated price within a stated period. The Company’s option contracts have terms of up to ten years. The amounts paid for options purchased are amortized into net investment income over the life of the contract on a straight-line basis. Unamortized costs are included in other investments on the Statutory Statements of Financial Position. Gains and losses on these contracts are recorded at the expiration or termination date and are deferred and amortized through the IMR over the remaining life of the option contract. At December 31, 1999 and 1998, the Company had option contracts with notional amounts of $944.5 million and $961.2 million, respectively. The Company’s credit risk exposure was limited to the unamortized costs of $7.0 million and $7.5 million at December 31, 1999 and 1998, respectively.

Interest rate cap agreements grant the purchaser the right to receive the excess of a referenced interest rate over a stated rate calculated by reference to an agreed upon notional amount. Interest rate floor agreements grant the purchaser the right to receive the excess of a stated rate over a referenced interest rate calculated by reference to an agreed upon notional amount. Amounts paid for interest rate caps and floors are amortized into net investment income over the life of the asset on a straight-line basis. Unamortized costs are included in other investments on the Statutory Statements of Financial Position. Amounts receivable and payable are accrued as adjustments to net investment income and included in the Statutory Statements of Financial Position as investment and insurance amounts receivable. Gains and losses on these contracts, including any unamortized cost, are recognized upon termination and are deferred and amortized through the IMR over the remaining life of the associated cap or floor agreement. At December 31, 1999 and 1998, the Company had agreements with notional amounts of $355.0 million. The Company ’s credit risk exposure on these agreements is limited to the unamortized costs of $0.2 million and $0.5 million at December 31, 1999 and 1998, respectively.

The Company utilizes asset swap agreements to reduce exposures, such as currency risk and prepayment risk, built into certain assets acquired. Cross-currency interest rate swaps allow investment in foreign currencies, increasing access to additional investment opportunities, while limiting foreign exchange risk. The net cash flows from asset and currency swaps are recognized as adjustments to the underlying assets’ net investment income. Gains and losses realized on the termination of these contracts adjusts the bases of the underlying assets. Notional amounts relating to asset and currency swaps totaled $3.6 million at December 31, 1999. As of December 31, 1998, the Company did not have any open asset swap agreements.

The Company enters into forward U.S. Treasury, Government National Mortgage Association ( “GNMA”) and Federal National Mortgage Association (“FNMA ”) commitments for the purpose of managing interest rate exposure. The Company generally does not take delivery on forward commitments. These commitments are instead settled with offsetting transactions. Gains and losses on forward commitments are recorded when the commitment is closed and deferred and amortized through the IMR over the remaining life of the asset. At December 31, 1999 and 1998, the Company had U. S. Treasury, GNMA and FNMA purchase commitments which will settle during the following year with contractual amounts of $15.4 million and $1.0 million, respectively.

Notes to Statutory Financial Statements, Continued

The Company is exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. This exposure is limited to contracts with a positive fair value. The amounts at risk in a net gain position were $3.8 million and $14.2 million at December 31, 1999 and 1998, respectively. The Company monitors exposure to ensure counterparties are credit worthy and concentration of exposure is minimized. Additionally, collateral positions are obtained with counterparties when considered prudent.

6.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair values are based on quoted market prices, when available. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. These valuation techniques require management to develop a significant number of assumptions, including discount rates and estimates of future cash flow. Derived fair value estimates cannot be substantiated by comparison to independent markets or to disclosures by other companies with similar financial instruments. These fair value disclosures do not purport to be the amount that could be realized in immediate settlement of the financial instrument. The following table summarizes the carrying value and fair values of the Company’s financial instruments at December 31, 1999 and 1998.

	1999		1998
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Millions)

Financial assets

Bonds	$735.0	$716.7	$683.0	$701.5
Mortgage loans	225.4	219.7	126.3	126.7
Other investments	25.6	25.6	76.3	76.3
Policy loans	120.7	120.7	150.4	150.4
Cash & short-term investments	182.0	182.0	105.7	105.7

Financial liabilities

Investment type insurance contracts	267.8	267.8	129.8	132.8

Off-balance sheet financial instruments

Interest rate swap agreements	–	(3.1)	–	2.7
Financial options	7.0	3.7	7.5	9.8
Interest rate caps & floors	0.2	–	0.5	1.6
Forward commitments	–	15.3	–	1.0

The following methods and assumptions were used in estimating fair value disclosures for financial instruments:

Bonds and other investments: The estimated fair value of bonds and other investments is based on quoted market prices when available. If quoted market prices are not available, fair values are determined by the Company using a pricing matrix.

Mortgage loans: The estimated fair value of mortgage loans is determined from a pricing matrix for performing loans and the estimated underlying real estate value for non-performing loans.

Policy loans, cash and short-term investments: Fair values for these instruments approximate the carrying amounts reported in the Statutory Statements of Financial Position.

Investment-type insurance contracts: The estimated fair value for liabilities under investment-type insurance contracts are determined by discounted cash flow projections.
Notes to Statutory Financial Statements, Continued

Off-balance sheet financial instruments: The fair values for off-balance sheet financial instruments are based upon market prices or prices obtained from brokers.

7.	RELATED PARTY TRANSACTIONS

MassMutual and the Company have an agreement whereby MassMutual, for a fee, furnishes the Company, as required, operating facilities, human resources, computer software development and managerial services. Also, investment and administrative services are provided to the Company pursuant to a management services agreement with MassMutual. Fees incurred under the terms of these agreements were $124.5 million, $74.1 million and $39.7 million in 1999, 1998 and 1997, respectively. While management believes that these fees are calculated on a reasonable basis, they may not necessarily be indicative of the costs that would have been incurred on a stand-alone basis.

The Company cedes a portion of its life insurance business to MassMutual and other insurers in the normal course of business. The Company’s retention limit per individual insured is $15.0 million; the portion of the risk exceeding the retention limit is reinsured with other insurers, including MassMutual. The Company is contingently liable with respect to ceded reinsurance in the event any reinsurer is unable to fulfill its contractual obligations.

The Company has a modified coinsurance quota-share reinsurance agreement with MassMutual whereby the Company cedes 75% of the premiums on certain universal life policies. In return, MassMutual pays the Company a stipulated expense allowance, death and surrender benefits, and a modified coinsurance adjustment based upon experience. The Company retains the assets and related reserves for payment of future benefits on the ceded policies. Premium income of $29.8 million, $33.7 million and $35.1 million was ceded to MassMutual in 1999, 1998 and 1997, respectively. Policyholder benefits of $38.7 million, $38.4 million and $36.9 million were ceded to MassMutual in 1999, 1998 and 1997, respectively.

The Company also has a stop-loss agreement with MassMutual under which the Company cedes claims which, in aggregate, exceed .22% of the covered volume for any year, with maximum coverage of $25.0 million above the aggregate limit. The aggregate limit was $45.4 million in 1999, $36.9 million in 1998, and $35.6 million in 1997 and it was not exceeded in any of the years. Premium income of $1.3 million, $1.0 million and $1.0 million was ceded to MassMutual in 1999, 1998 and 1997, respectively.

8.	BUSINESS RISKS AND CONTINGENCIES

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

The Company is involved in litigation arising in and out of the normal course of business, including suits which seek both compensatory and punitive damages. While the Company is not aware of any actions or allegations which should reasonably give rise to any material adverse effect, the outcome of litigation cannot be foreseen with certainty. It is the opinion of management, after consultation with legal counsel, that the ultimate resolution of these matters will not materially affect its financial position, results of operations or liquidity.

Notes to Statutory Financial Statements, Continued

9.	AFFILIATED COMPANIES

The relationship of the Company, MassMutual and affiliated companies as of December 31, 1999, is illustrated below. Subsidiaries are wholly-owned by MassMutual, except as noted.

Parent
Massachusetts Mutual Life Insurance Company

Subsidiaries of Massachusetts Mutual Life Insurance Company
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
MassMutual Holding MSC, Inc.
MassMutual International, Inc.
MML Investor Services, Inc.

Subsidiaries of MassMutual Holding Trust I
Antares Capital Corporation – 80.0%
Charter Oak Capital Management, Inc. – 80.0%
Cornerstone Real Estate Advisors, Inc.
DLB Acquisition Corporation – 91.3%
Oppenheimer Acquisition Corporation – 91.91%

Subsidiaries of MassMutual Holding Trust II
CM Advantage, Inc.
CM International, Inc.
CM Property Management, Inc.
HYP Management, Inc.
MMHC Investments, Inc.
MML Realty Management
Urban Properties, Inc.
MassMutual Benefits Management, Inc.

Subsidiaries of MassMutual International, Inc.
MassMutual Internacional (Argentina) S.A. – 85%
MassLife Seguros de Vida S. A. – 99.9%
MassMutual International (Bermuda) Ltd.
MassMutual International (Chile) S. A. – 85%
MassMutual International (Luxembourg) S. A. – 85%

MassMutual Holding MSC, Inc.
MassMutual Corporate Value Limited – 40.93%
9048 – 5434 Quebec, Inc.
1279342 Ontario Limited

Affiliates of Massachusetts Mutual Life Insurance Company
MML Series Investment Fund
MassMutual Institutional Funds

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No disagreements with accountant on any matter of accounting principles or practices or financial statement disclosure have been reported on a Form 8-K during the twelve month period ended December 31, 1999.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Name (Age at 12/31/99)	Position with C.M. Life; Year Commenced	Other Positions During the Past Five Years

Lawrence V. Burkett, Jr. (54)	Director, since 1996	President and Chief Executive Officer, C.M. Life 1996-2000 Executive Vice President and General Counsel, MassMutual since 1993, Senior Vice President and Deputy General Counsel, MassMutual 1992- 1993.

Robert W. Crispin (53)	President and Chief Executive Officer, since 2000	Executive Vice President, MassMutual since 1999, Executive Vice President, UNUM Corporation 1995-1999.

Isadore Jermyn (49)	Director, since 1998, Senior Vice President and Actuary, since 1996	Senior Vice President and Actuary, MassMutual since 1998, Senior Vice President and Actuary, MassMutual 1995-1998, Vice President and Actuary, MassMutual 1980 –1995.

Efrem Marder (48)	Director, since 1999	Executive Managing Director, David L. Babson and Company, Inc., in 2000, Executive Managing Director, MassMutual 1989-1999.

James E. Miller (52)	Director and Executive Vice President–Life Operations, since 1998	Executive Vice President, MassMutual since 1997 and 1987 - 1996, Senior Vice President, UniCare Life & Health 1996-1997.

John V. Murphy (50)	Director, since 1999	Executive Vice President, MassMutual since 1997, Executive Vice President and Chief Operating Officer, David L. Babson and Company, Inc., 1995-1997.

Robert J. O’Connell (56)	Director, since 1999	Chairman of the Board of Directors,
in 2000,
President and Chief Executive Officer,
MassMutual since 1999,
Senior Vice President, American
International Group, Inc. 1991-1998,
President and Chief Executive Officer,
AIG Life Companies 1991–1998.

Edward M. Kline (56)	Treasurer, since 1997	Treasurer and Vice President, MassMutual since 1997, Vice President, MassMutual since 1989.

Ann F. Lomeli (43)	Senior Vice President and Secretary, since 1999	Senior Vice President,
MassMutual since 1999,
Vice President, Secretary and
Associate General Counsel,
MassMutual 1998-1999,
Vice President, Associate
Secretary and Associate General
Counsel, MassMutual 1996-1998,
Corporate Secretary and Counsel,
Connecticut Mutual Life Insurance
Company 1988-1996.

Stuart H. Reese (44)	Executive Vice President - Investments, since 1999	Executive Vice President, since 1999
Chief Executive Director-Investment
Management, MassMutual since 1997,
Director and Senior Vice President –
Investments, MassMutual 1996-1999
Senior Vice President, MassMutual
1993-1997,

Item 11. Executive Compensation

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

Reinsurance and other related party transactions.

As discussed in Item 1 and in the Notes to the Audited Statutory Financial Statements, we have reinsurance and related party transactions. We cede a portion of our life insurance business to MassMutual and other insurers under various reinsurance agreements. In addition, we have an agreement with our parent, MassMutual, whereby MassMutual, for a fee, provides various management services to us.

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements (set forth in Item 8.):

—	Reports of Independent Public Auditors’.
—	Statutory Statements of Financial Position as of December 31, 1999 and 1998.
—	Statutory Statements of Income for each of the years ended December 31, 1999, 1998 and 1997.
—	Statutory Statements of Changes in Shareholder’s Equity for each of the years ended December 31, 1999, 1998 and 1997.
—	Statutory Statements of Cash Flows for each of the years ended December 31, 1999, 1998 and 1997.
—	Notes to Statutory Financial Statements.

2. Financial Statement Schedules (set forth below):

Reports of Independent Public Auditors’.
Schedule I -	Summary of Investments - Other than Investments in Related Parties as of December 31, 1999.
Schedule III - Supplementary Insurance Information.
Schedule IV - Reinsurance.
Schedule V - Valuation and qualifying accounts.

All other schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the financial statements or notes thereto.

3.	Exhibit Number Per Item 601 of Regulation S-K
Description of Exhibits

	3(a)	Charter of C.M. Life Insurance Company. (1)

	3(b)	By Laws of C.M. Life Insurance Company. (1)

	4(a)	Form of Individual Contract for the Panorama Plus Annuity. (2)

(i) Form of IRA Endorsement for the Panorama Plus Annuity Individual Contract. (2)
(ii) Form of Terminal Illness Endorsement for the Panorama Plus Annuity Individual Contract. (2)
(iii) Form of Tax-Sheltered Annuity Endorsement for the Panorama Plus Annuity Individual Contract. (2)
(iv) Form of Qualified Plan Endorsement for the Panorama Plus Annuity Individual Contract. (2)
(v) Form of Unisex Endorsement for the Panorama Plus Annuity Individual Contract. (2)

4(b)	Form of Group Contract for the Panorama Plus Annuity. (2)

(i) Form of IRA Endorsement for the Panorama Plus Annuity Group Contract. (2)
(ii) Form of Terminal Illness Endorsement for the Panorama Plus Annuity Group Contract. (2)
(iii) Form of Tax-Sheltered Annuity Endorsement for the Panorama Plus Annuity Group Contract. (2)
(iv) Form of Qualified Plan Endorsement for the Panorama Plus Annuity Group Contract. (2)
(v) Form of Unisex Endorsement for the Panorama Plus Annuity Group Contract. (2)

4(c)	Form of Individual Certificate for the Panorama Plus Annuity. (2)

(i) Form of IRA Endorsement for the Panorama Plus Annuity Individual Certificate. (2)
(ii) Form of Terminal Illness Endorsement for the Panorama Plus Annuity Individual Certificate. (2)
(iii) Form of Tax-Sheltered Annuity Endorsement for the Panorama Plus Annuity Individual Certificate. (2)
(iv) Form of Qualified Plan Endorsement for the Panorama Plus Annuity Individual Certificate. (2)
(v) Form of Unisex Endorsement for the Panorama Plus Annuity Individual Certificate. (2)

4(d)	Form of Application for the Individual Panorama Plus Annuity. (2)

4(e)	Form of Application for the Group Panorama Plus Annuity. (2)

4(f)	Form of Application Supplement for Panorama Plus Tax Sheltered Annuity. (2)

4(g)	Form of Certificate Application Supplement for Panorama Plus Tax Sheltered Annuity. (2)

5	Opinion Regarding Legality. (2)

10	Agreement to Purchase Shares by and between C.M. Life Insurance Company and Connecticut Mutual Financial Services Series Fund I, Inc. (2)

16	Change of independent accountant. (5)

23	(i) Report of Independent Auditors (7)
(ii) Financial Statement Schedules I, II, IV, and V. (7)
(iii) Consent of Counsel (2)

24(a)	Powers of Attorney (6)
for Edward M. Kline
John Miller, Jr.
James E. Miller
Isadore Jermyn

24(b)	Powers of Attorney (3)
for Efrem Marder,
John V. Murphy

24(c)	Powers of Attorney (4)
for Robert J. O ’Connell

	24(d)	Powers of Attorney (7)
for Robert W. Crispin,
Lawrence V. Burkett, Jr.

	27	Financial Data Schedule (7)

(1)
Incorporated by reference to the initial registration statement on Form N-4 for the Contracts and Panorama Plus Separate Account (File No. 33-45122) as filed with the Securities and Exchange Commission on January 16, 1992.

(2)
Incorporated by reference to Pre-Effective Amendment No. 1 to the registration statement on Form N-4 for the Contracts and Panorama Plus Separate Account (File No. 33-45122) as filed with the Securities and Exchange Commission on April 13, 1992.

(3)	Incorporated by reference to the Post-Effective Amendment No. l to Registration Statement No. 333-88493 filed in January, 2000.

(4)	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement No. 333-41667 filed in April, 1999.

(5)	Incorporated by reference to Form 8-K as filed with the Securities and Exchange Commission on July 22, 1999.

(6)	Incorporated by reference to Form 10-K as filed with the Securities and Exchange Commission on March 22, 1999

(7)	Filed herewith

(1)	One Form 8-K was filed during the third quarter of 1999, however, no form 8-K reports were filed during the fourth quarter of 1999. Report on Form 8-K dated July 22, 1999, disclosed that PricewaterhouseCoopers LLP was dismissed as the Company’s independent certified public accountant and auditor and Deloitte & Touche LLP was appointed the new independent certified public accountant and auditor of the Company.

.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C.M. LIFE INSURANCE COMPANY
(Registrant)

By: /s/ Robert W. Crispin *
Robert W. Crispin
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 28, 2000

/s/ Richard M. Howe
*Richard M. Howe

On March 28, 2000 as Attorney in Fact, pursuant to
Power of Attorney.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Robert W. Crispin*	President and Chief Executive Officer (Principal Executive Officer)	March 28, 2000

Robert W. Crispin

/s/ Edward M. Kline*	Vice President and Treasurer (Principal Financial Officer)	March 28, 2000

Edward M. Kline

/s/ John Miller Jr.*	Vice President and Comptroller (Principal Accounting Officer)	March 28, 2000

John Miller, Jr.

/s/ John V. Murphy*	Director	March 28, 2000

John V. Murphy

/s/ Efrem Marder	Director	March 28, 2000

Efrem Marder

/s/ Isadore Jermyn*	Director	March 28, 2000

Isadore Jermyn

/s/ James Miller*	Director	March 28, 2000

James Miller

/s/ Robert J. O’Connell*	Director	March 28, 2000

Robert J. O’Connell

/s/ Lawrence V. Burkett, Jr.*	Director	March 28, 2000

Lawrence V. Burkett, Jr.

/s/ Richard M. Howe	On March 28, 2000 as Attorney in Fact, pursuant to Power of Attorney.

*Richard M. Howe