Form 10-Q
period 2000-03-31
C M LIFE INSURANCE CO
filed 2000-05-11
CIK 883232

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 33-45123

C.M. LIFE INSURANCE COMPANY
(Exact name of registrant as specified in its charter)

Connecticut                                06-1041383
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification No.)

140 Garden Street, Hartford, Connecticut 06154
(Address of principal executive offices)
(Zip Code)

(860) 987-6500
(Registrant's telephone number, including area code)

None
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

Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS
Registrant has 12,500 shares of common stock outstanding on March 31, 2000, all of which are owned by Massachusetts Mutual Life Insurance Company.

The Registrant meets the conditions set forth in General Instruction H(1) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

C.M. LIFE INSURANCE COMPANY
INDEX

Part I	Financial Information

	Item 1: Financial Statements

	Statutory Statements of Financial Position- March 31, 2000 and December 31, 1999	3

	Statutory Statements of Income- Three Months Ended March 31, 2000 and 1999	4

	Statutory Statements of Changes in Shareholder's Equity- Three Months Ended March 31, 2000 and 1999	5

	Statutory Statements of Cash Flows- Three Months Ended March 31, 2000 and 1999	6

	Condensed Notes to Statutory Financial Statements	7

	Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	9

	Item 3: Quantitative and Qualitative Disclosure About Market Risk	14

Part II	Other Information

	Item 1: Legal Proceedings	None

	Item 2: Changes in Securities and Use of Proceeds	Not Applicable

	Item 3: Defaults Upon Senior Securities	Not Applicable

	Item 4: Submission of Matters to a Vote of Security Holders	Not Applicable

	Item 5: Other Information	None

	Item 6: Exhibits and Reports on Form 8-K	15

Signatures		15

PART I
Item 1

C.M. LIFE INSURANCE COMPANY

STATUTORY STATEMENTS OF FINANCIAL POSITION

	March 31,	December 31,

	2000	1999
	(Unaudited)

	($ In Millions Except for Par Value)
Assets:
Bonds	$ 788.4	$ 735.0
Mortgage loans	227.4	225.4
Other investments	29.5	25.6
Policy loans	121.1	120.7
Cash and short-term investments	158.7	182.0

Total invested assets	1,325.1	1,288.7

Investment and insurance amounts receivable	37.9	33.8
Federal income tax receivable	11.2	7.2
Transfers due from separate accounts	88.4	59.2

	1,462.6	1,388.9

Separate account assets	2,167.5	1,764.2

Total assets	$ 3,630.1	$ 3,153.1

Liabilities:
Policyholders' reserves and funds	$ 1,220.9	$ 1,175.9
Policyholders' claims and other benefits	5.4	4.6
Payable to parent	45.9	50.9
Asset valuation and other investment reserves	20.2	22.7
Other liabilities	90.8	39.5

	1,383.2	1,293.6
Separate account liabilities	2,167.5	1,764.2

Total liabilities	3,550.7	3,057.8

Shareholder's equity:
Common stock, $200 par value, 50,000 shares authorized,
12,500 shares issued and outstanding	2.5	2.5
Paid-in and contributed surplus	68.8	68.8
Surplus	8.1	24.0

Total shareholder's equity	79.4	95.3

Total liabilities and shareholder's equity	$ 3,630.1	$ 3,153.1

See condensed notes to statutory financial statements.

PART I
Item 1 (continued)

C.M. LIFE INSURANCE COMPANY

STATUTORY STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,

	2000	1999
	(In Millions)
Revenue:

Premium income	$ 497.1	$ 99.5
Net investment income	25.9	19.7
Fees and other income	1.0	1.8

Total revenue	524.0	121.0

Benefits and expenses:

Policyholders' benefits and payments	123.8	70.7
Addition to policyholders' reserves and funds	339.6	7.6
Operating expenses	39.3	16.2
Commissions	31.8	13.0
State taxes, licenses and fees	3.1	1.4

Total benefits and expenses	537.6	108.9

Net gain (loss) from operations before federal income taxes	(13.6)	12.1

Federal income tax expense (benefit)	(1.7)	6.5

Net gain (loss) from operations	(11.9)	5.6

Net realized capital loss	(1.7)	–

Net income (loss)	$ (13.6)	$ 5.6

See condensed notes to statutory financial statements.

PART I
Item 1 (continued)

C.M. LIFE INSURANCE COMPANY

STATUTORY STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Three Months Ended March 31,

	2000	1999
	(In Millions)

Shareholder's equity, beginning of year	$ 95.3	$ 141.0

Increases (decreases) due to:
Net income (loss)	(13.6)	5.6
Change in net unrealized capital losses	(1.7)	(0.4)
Change in asset valuation and investment reserves	2.5	(0.8)
Change in non-admitted assets and other	(3.1)	1.0

	(15.9)	5.4

Shareholder's equity, end of period	$ 79.4	$ 146.4

See condensed notes to statutory financial statements.

PART I

Item 1 (continued)

C.M. LIFE INSURANCE COMPANY

STATUTORY STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,

	2000	1999

	(In Millions)
Operating activities:

Net income (loss)	$ (13.6)	$ 5.6
Addition to policyholders' reserves, funds and
policy benefits net of transfers to separate accounts	45.8	19.4
Net realized capital loss	1.7	–
Other changes	9.3	(5.1)

Net cash provided by operating activities	43.2	19.9

Investing activities:

Loans and purchases of investments	(182.7)	(81.8)
Sales and maturities of investments and
receipts from repayments of loans	116.2	80.1

Net cash used in investing activities	(66.5)	(1.7)

Increase (decrease) in cash and short-term investments	(23.3)	18.2

Cash and short-term investments, beginning of year	182.0	105.7

Cash and short-term investments, end of period	$ 158.7	$ 123.9

See condensed notes to statutory financial statements.

Part I
Item 1 (Continued)

C.M. Life Insurance Company
Condensed Notes to Statutory Financial Statements
March 31, 2000
(Unaudited)

C.M. Life Insurance Company ("the Company"), is a wholly-owned stock life insurance subsidiary of Massachusetts Mutual Life Insurance Company ("MassMutual"). The Company is primarily engaged in the sale of flexible premium universal, variable life insurance and variable annuity products distributed through career agents. The Company is licensed to sell life insurance and annuities in Puerto Rico, the District of Columbia and 49 states (excluding New York).

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. These financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the Company's audited statutory financial statements for the year ended December 31, 1999. Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the Company's December 31, 1999, audited statutory financial statements, have been omitted from these interim financial statements. These unaudited interim financial statements should be read in conjunction with the audited statutory financial statements and notes thereto, included in the Company's Annual Report on Form 10-K, for the year ended December 31, 1999.

1. Summary of Accounting Practices

The accompanying statutory financial statements have been prepared in conformity with the statutory accounting practices, except as to form, of the National Association of Insurance Commissioners ("NAIC") and the accounting practices prescribed or permitted by the State of Connecticut Insurance Department and are different in some respects from financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). The more significant differences are as follows: (a) acquisition costs, such as commissions and other costs directly related to acquiring new business, are charged to current operations as incurred, whereas GAAP would require these expenses to be capitalized and recognized over the life of the policies; (b) statutory policy reserves are based upon the commissioners reserve valuation methods and statutory mortality, morbidity and interest assumptions, whereas GAAP reserves would generally be based upon net level premium, estimated gross margin methods, and appropriately conservative estimates of future mortality, morbidity and interest assumptions; (c) bonds are generally carried at amortized cost, whereas GAAP generally requires they be reported at fair value; (d) deferred income taxes are not provided for book-tax timing differences as would be required by GAAP; and (e) payments received for universal and variable life products and variable annuities are reported as premium income and changes in reserves, whereas, under GAAP, these payments would be recorded as deposits to policyholders' account balances.

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

In the Company's opinion these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its statutory financial position in accordance with statutory accounting principles, as of March 31, 2000 and December 31, 1999, and the results of its operations, changes in shareholder's equity, and its cash flows for the three month periods ended March 31, 2000 and 1999.

2. Related Party Transactions

MassMutual and the Company have an agreement whereby MassMutual, for a fee, furnishes the Company, as required, operating facilities, human resources, computer software development, and managerial services. Also, investment and administrative services are provided to the Company pursuant to a management services agreement with MassMutual. Fees incurred under the terms of these agreements were $39.6 million and $16.9 million for the three month periods ending March 31, 2000 and 1999, respectively. While management believes that these fees are calculated on a reasonable basis, they may not necessarily be indicative of the costs that would have been incurred on a stand-alone basis.

The Company cedes a portion of its life insurance business to MassMutual and other insurers in the normal course of business. The Company's retention limit per individual insured is $15.0 million; the portion of the risk exceeding the retention limit is reinsured with other insurers, including MassMutual. The Company is contingently liable with respect to ceded reinsurance in the event any reinsurer is unable to fulfill its contractual obligations.

The Company has a modified coinsurance quota-share reinsurance agreement with MassMutual, whereby the Company cedes 75% of the premiums on certain universal life policies. In return, MassMutual pays the Company a stipulated expense allowance, death and surrender benefits, and a modified coinsurance adjustment based upon experience. The Company retains the assets and related reserves for payment of future benefits on the ceded policies. Premium income of $7.6 million and $9.1 million was ceded to MassMutual while policyholders' benefits of $9.8 million and $11.9 million were paid to the Company for the three month periods ending March 31, 2000 and 1999, respectively.

The Company also has a stop-loss agreement with MassMutual under which the Company cedes claims which, in aggregate, exceed .32% of the covered volume for any year, with maximum coverage of $25.0 million above the aggregate limit. The aggregate limit was $64.9 million as of March 31, 2000, and $45.4 million as of December 31, 1999, and it was not exceeded in any of the periods being reported. Premium income of $0.3 million was ceded to MassMutual for the three month periods ending March 31, 2000 and 1999.

Effective January 1, 2000, the Company entered into a coinsurance agreement with MassMutual, whereby the Company cedes substantially 100% of the premiums on new issues of certain universal life policies. In return, MassMutual pays the Company a stipulated expense allowance and death and surrender benefits. MassMutual holds the assets and related reserves for payment of future benefits on the ceded policies. Premium income of $3.5 million was ceded to MassMutual for the three month period ending March 31, 2000. Through March 31, 2000, there were no policyholders' benefits paid to the Company under the contract.

Part I
Item 2

Management's Discussion and Analysis
Of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited statutory financial statements and condensed notes to statutory financial statements included elsewhere in this filing, the audited statutory financial statements and notes thereto, and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

Forward-looking statements are based upon estimates and assumptions. These statements may change due to business uncertainties, economic uncertainties, competitive uncertainties, and other factors, many of which are beyond the Company's control. Additionally, the Company's business decisions are also subject to change. The Company does not publicly update or revise any forward-looking statements, as a result of new information, future developments or otherwise.

Results of Operations

The following table sets forth the components of the Company's net income (loss):

	Three Months Ended March 31,

	2000	1999	% Change
	($ In Millions)
Revenue:
Premium income	$ 497.1	$ 99.5	NM%
Net investment income	25.9	19.7	31
Fees and other income	1.0	1.8	(44)

Total revenue	524.0	121.0	NM

Benefits and Expenses:
Policyholders' benefits and payments	123.8	70.7	75
Addition to policyholders' reserves and funds	339.6	7.6	NM
Commissions	31.8	13.0	145
Operating expenses, state taxes, licenses and fees	42.4	17.6	141

Total benefits and expenses	537.6	108.9	NM

Net gain (loss) from operations
before federal income taxes	(13.6)	12.1	NM
Federal income tax expense (benefit)	(1.7)	6.5	(126)

Net gain (loss) from operations	(11.9)	5.6	NM
Net realized capital loss	(1.7)	-	NM

Net income (loss)	$ (13.6)	$ 5.6	NM%

NM = not meaningful or in excess of 200%.

The decrease in net income for first quarter 2000 can primarily be attributed to earnings strain associated with the significant growth in the Company's annuity and life insurance businesses. It is generally expected that the increase in policyholder reserves and costs related to the production of new business will exceed the amount of premium earned in the first year of a policy, causing operating losses. Costs related to the production of new business include commissions and certain operating expenses, such as variable producer allowances and business issuance/processing costs, which include underwriting, policy assembly and other customer service activities. Management expects a certain level of losses may continue in conjunction with future growth. In addition, for the first quarter of 2000 the timing of the tax deductibility of business acquisition costs limited the tax benefit related to current operating losses.

The following table sets forth premium data for the Company's products:

	Three Months Ended March 31,

	2000	1999	% Change
	($ In Millions)
Premium Income:
Universal, variable, term & corporate owned life	$ 102.3	$ 56.3	82%
Annuities and supplementary contracts	416.4	59.0	NM

Total direct premiums	518.7	115.3	NM
Reinsurance ceded	(21.6)	(15.8)	37

Total	$ 497.1	$ 99.5	NM%

NM = not meaningful or in excess of 200%.

Premium income increased in 2000 primarily due to increases in premiums of universal life, variable life, and variable annuity products. The overall increase in premium income is primarily the result of management's decision to issue a significant number of new and enhanced product offerings through the Company, causing a shift in sales away from MassMutual toward the Company. These product development efforts included the redesign of an existing variable universal life product, and the issuance of a new variable universal life product in 1999, the introduction of two new annuity products and the addition of new fund options on existing products.

Our business mix has shifted as a result of increasing sales of annuity products. Universal life and other life products comprised 16% of total premium income during 2000, compared to 38% in 1999. Annuity products were 84% of total premium income in 2000, compared to 62% in 1999.

The components of net investment income are set forth in the table below:

	Three Months Ended March 31,

	2000	1999	% Change
	($ In Millions)
Gross Investment Income:
Bonds	$13.9	$13.0	7%
Mortgage loans	4.4	2.4	83
Other investments	2.8	0.8	NM
Policy loans	2.2	2.5	(12)
Cash and short-term investments	2.9	1.5	93
Total gross investment income	26.2	20.2	30
Investment expenses	(0.2)	(0.6)	(67)
IMR amortization	(0.1)	0.1	NM

Net investment income	$25.9	$19.7	31%

NM = not meaningful or in excess of 200%.

Net investment income increased in 2000 due to a 14% increase in average invested assets and an increase in gross yield for the investment portfolio to 8.1% in 2000 from 7.1% in 1999. After expenses and IMR amortization, net annualized yields were 8.0% and 6.9%, for the periods ended March 31, 2000 and 1999, respectively. Fluctuations in market conditions will impact future investment results.

The annualized yield on each investment category, before federal income taxes, is calculated as: (a) two times gross investment income divided by (b) the sum of assets at the beginning of the period and assets at the end of the period, less gross investment income, (c) multiplied by four.

The increase in 2000 in gross investment income from bonds is primarily due to a 12% increase in average bonds invested while the annualized yield remained constant at 7.7% for 2000 and 1999. The increase in income from mortgage loans is due to a 75.0% increase in average invested mortgage loans and an increase in the annualized yield from 8.3% in 1999 to 9.9% in 2000. The mortgage loan increase is a direct result of the strategy employed during 1999 to increase the Company's mortgage acquisition activity.

The increase in gross investment income from other investments is primarily due to increased dividends received from affiliated mutual funds, partially offset by a 64% decrease in the average amount of other investments compared to the prior year. The increase in gross investment income from cash and short-term investments is primarily due to a 48% increase in average invested cash and short-term investments balances over the prior year.

Fees and other income decreased in 2000 primarily due to an increase in the reserve adjustment on reinsurance ceded as a result of credits received on the Company's modified coinsurance agreement with MassMutual, partially offset by increases in commissions and expense allowances on reinsurance ceded and fees collected from separate accounts. See Condensed Notes to Statutory Financial Statements "Related Party Transactions" for a more detailed description of the Company's modified coinsurance agreement with MassMutual.

Policyholders' benefits and payments increased in 2000 primarily due to surrender benefits on individual annuity products. Individual annuity surrenders increased $49.4 million, or 88%, from the prior year. Life insurance surrenders increased $2.7 million, or 38%, from the prior year.

Addition to policyholders' reserves and funds includes the change in general account reserves and transfers to and from the separate accounts, based upon policyholder elections. The growth in these benefits is primarily attributable to the Company's premium and sales growth. The increase in 2000 includes a $338.1 million increase in separate account deposits, partially offset by a $37.5 million increase in separate account withdrawals and other transfers. General account reserves also increased by $31.3 million in 2000, primarily due to an increase in annuity deposits into the general account.

Commissions increased in 2000 due principally to increases in sales of annuities and life insurance. Life insurance commissions increased $13.1 million, or 133%, while annuity products' commissions increased $5.7 million, or 186% between periods. The overall decrease in commissions as a percentage of sales is due to the shift in sales mix to annuity products, which have lower commission rates than life products.

The increase in operating expenses, state taxes, licenses and fees in 2000 is primarily attributable to the increased production of new business that resulted in increased management fees. Management fees charged by MassMutual include increases in agency allowances and other expenses associated with the production of new business.

The decrease in federal income taxes in 2000 is primarily attributable to the declining net gain (loss) from operations before federal income taxes, partially offset by the timing of the tax deductibility of acquisition costs. Additionally, management projects that in 2000 the recognition of tax benefits may be limited as the Company may utilize all available tax loss carrybacks.

Realized capital losses, after the transfer to the Interest Maintenance Reserve ("IMR"), increased in 2000 primarily due to credit related mortgage losses, which are not transferred to the IMR. In 1999, the Company had no realized capital gains and losses, after the transfer to the IMR.

Statement of Financial Position

Assets

Total assets at March 31, 2000, increased by $477.0 million, or 15%, from December 31, 1999. This increase is primarily due to continued growth in the Company's separate accounts, which increased $403.3 million, or 23%, due to growth in net deposits of variable products and market appreciation.

General account assets increased $73.7 million, or 5%, to $1,462.6 million as of March 31, 2000, from $1,388.9 million as of December 31, 1999. This increase is primarily due to increases in bonds and transfers due from separate accounts, partially offset by a reduction in cash and short-term investments. The portfolio of invested assets is managed to support product liabilities in light of yield, liquidity and diversification considerations. The general investment account portfolio does not include the Company's separate account invested assets.

Bonds at March 31, 2000, were $788.4 million, representing an increase of $53.4 million, or 7%, from $735.0 million at December 31, 1999. During the three months ended March 31, 2000, $214.7 million of bonds were purchased while maturities and sales proceeds totaled $160.3 million.

Other investments consisting of financial options, interest rate caps and floors, preferred stocks, affiliated common stocks, and a joint venture interest were $29.5 million at March 31, 2000, representing an increase of $3.9 million, or 15%, from $25.6 million at December 31, 1999. This increase in 2000 is primarily due to increases in receivables for securities sold and investments in affiliated common stock, partially offset by a decrease in financial options.

Transfers due from separate accounts increased $29.2 million, or 49%, to $88.4 million as of March 31, 2000, from $59.2 million at December 31, 1999. Transfers due from separate accounts represents policyholders' account values in excess of statutory benefit reserves. This growth is consistent with the overall increase in separate account business in force.

Liabilities

As with assets, most of the 2000 growth occurred in the separate accounts. Total liabilities at March 31, 2000, increased $492.9 million, or 16%, to $3,550.7 million from $3,057.8 million at December 31, 1999.

Policyholders' reserves and funds at March 31, 2000, were $1,220.9 million, representing an increase of $45.0 million, or 4%, from $1,175.9 million at December 31, 1999. This increase is primarily attributable to growth from new sales in annuity products and interest credited, partially offset by transfers to separate accounts and withdrawals.

Other liabilities increased $51.3 million, or 130%, to $90.8 million from $39.5 million at December 31, 1999. This increase is primarily due to the Company's continued sales and premium growth, which resulted in a $42.7 million increase in premium suspense accounts.

Shareholder's Equity

The decrease in shareholder's equity was primarily due to:

·    a 2000 net loss of $13.6 million,

·    a decrease of $1.7 million primarily due to unrealized capital losses on common stocks, and

·    a decrease of $3.1 million due to an increase in non-admitted assets,

partially offset by:

·    an increase of $2.5 million due to the change in Asset Valuation Reserve ("AVR") and General
     Investment Reserve ("GIR").

Liquidity and Capital Resources

Liquidity

Cash and short-term investments decreased $23.3 million, or 13%, from the prior year as a result of the reinvestment of cash held at December 31, 1999, into bonds.

Net cash provided by operating activities increased $23.3 million, or 117%, from the prior year. This increase is primarily due to increased premiums and investment income, partially offset by increased surrender benefits, withdrawals, general expenses, commissions and state taxes, licenses and fees.

Loans and purchases of investments increased $100.9 million, or 123%, while sales and maturities of investments and receipts from repayments of loans increased $36.1 million, or 45%, from the prior year. These increases are primarily due to a larger volume of purchases and sales of bonds due to business growth.

Capital Resources

The Board of Directors of MassMutual has authorized the contribution of funds to the Company sufficient to meet the capital requirements of all states in which the Company is licensed to do business.

As of March 31, 2000, the Company's total adjusted capital as defined by the NAIC was $98.9 million. The NAIC developed the Risk Based Capital ("RBC") model to compare the total adjusted capital with a standard design in order to reflect an insurance company's risk profile. Although management believes that there is no single appropriate means of measuring RBC needs, management feels that the NAIC approach to RBC measurement is reasonable, and the Company manages its capital position with significant attention to maintaining adequate total adjusted capital relative to RBC. The Company's total adjusted capital was well in excess of all RBC standards at March 31, 2000. Management believes that the Company enjoys a strong capital position in light of its risks and the Company is well positioned to meet policyholder and other obligations.

Part II
Item 3

Quantitative and Qualitative Disclosure about Market Risk

The Company's market risk and financial instrument holdings as of March 31, 2000, are similar to its market risk and financial instrument holdings as of December 31, 1999, a description of which is included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Part II
Item 6

C.M. Life Insurance Company
Exhibits and Reports on Form 8-K
March 31, 2000

(a) Exhibit Index

             27. Financial Data Schedule

(b) Reports on Form 8-K

             No reports on Form 8-K were filed by the Registrant with the Securities and Exchange Commission during the three month period ended March 31,  2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C.M. Life Insurance Company (Registrant)

Date: May 11, 2000	By: /s/Robert W. Crispin*
Robert W. Crispin
President and Chief Executive
Officer (Principal Executive Officer)

Date: May 11, 2000	By: /s/ John Miller, Jr.*
John Miller, Jr.
Vice President and Comptroller
(Principal Accounting Officer)

/s/ Richard M. Howe
*Richard M. Howe
On May 11, 2000 as Attorney in Fact, pursuant to Power of Attorney.