Form 10-Q
period 2000-06-30
C M LIFE INSURANCE CO
filed 2000-08-11
CIK 883232

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS
Registrant has 12,500 shares of common stock outstanding on June 30, 2000, all of which are owned by Massachusetts Mutual Life Insurance Company.

The Registrant meets the conditions set forth in General Instruction H(1) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

C.M. LIFE INSURANCE COMPANY

INDEX

Part I	Financial Information
	Item 1: Financial Statements
	Statutory Statements of Financial Position - June 30, 2000 and December 31, 1999	3
	Statutory Statements of Income - Three Months Ended June 30, 2000 and 1999	4
	Statutory Statements of Income - Six Months Ended June 30, 2000 and 1999	5
	Statutory Statements of Changes in Shareholder's Equity - Six Months Ended June 30, 2000 and 1999	6
	Statutory Statements of Cash Flows - Six Months Ended June 30, 2000 and 1999	7
	Condensed Notes to Statutory Financial Statements	8
	Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	10
	Item 3: Quantitative and Qualitative Disclosure About Market Risk	18
Part II	Other Information
	Item 1: Legal Proceedings	None
	Item 2: Changes in Securities and Use of Proceeds	Not Applicable
	Item 3: Defaults Upon Senior Securities	Not Applicable
	Item 4: Submission of Matters to a Vote of Security Holders	Not Applicable
	Item 5: Other Information	None
	Item 6: Exhibits and Reports on Form 8-K	19

Signatures		19

PART I
Item 1

C.M. LIFE INSURANCE COMPANY

STATUTORY STATEMENTS OF FINANCIAL POSITION

	June 30,	December 31,
	2000	1999
	(Unaudited)

	($ In Million Except for Par Value)

Assets:
Bonds	$ 838.3	$ 735.0
Mortgage loans	229.9	225.4
Other investments	26.3	25.6
Policy loans	121.9	120.7
Cash and short-term investments	165.0	182.0

Total invested assets	1,381.4	1,288.7

Investment and insurance amounts receivable	32.9	33.8
Federal income tax receivable	-	7.2
Transfers due from separate accounts	103.6	59.2

	1,517.9	1,388.9

Separate account assets	2,654.7	1,764.2

Total assets	$ 4,172.6	$ 3,153.1

Liabilities:
Policyholders' reserves and funds	$ 1,279.0	$ 1,175.9
Policyholders' claims and other benefits	6.5	4.6
Payable to parent	87.9	50.9
Federal income tax payable	4.2	-
Asset valuation and other investment reserves	20.4	22.7
Other liabilities	30.3	39.5

	1,428.3	1,293.6

Separate account liabilities	2,654.7	1,764.2

Total liabilities	4,083.0	3,057.8

Shareholder's equity:
Common stock, $200 par value, 50,000 shares authorized, 12,500 shares issued and outstanding	2.5	2.5
Paid-in and contributed surplus	83.8	68.8
Surplus	3.3	24.0

Total shareholder's equity	89.6	95.3

Total liabilities and shareholder's equity	$ 4,172.6	$ 3,153.1

See condensed notes to statutory financial statements.

PART I
Item 1 (continued)

C.M. LIFE INSURANCE COMPANY

STATUTORY STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,

	2000	1999

	(In Millions)
Revenue:

Premium income	$ 760.4	$ 157.8
Net investment income	25.0	18.5
Fees and other income	10.2	1.2

Total revenue	795.6	177.5

Benefits and expenses:

Policyholders' benefits and payments	120.7	81.7
Addition to policyholders' reserves and funds	593.0	61.8
Operating expenses	41.6	18.7
Commissions	30.7	16.6
State taxes, licenses and fees	4.1	2.3

Total benefits and expenses	790.1	181.1

Net gain (loss) from operations before federal income taxes	5.5	(3.6)

Federal income tax expense	0.8	1.9

Net gain (loss) from operations	4.7	(5.5)

Net realized capital gain	0.1	-

Net income (loss)	$ 4.8	$ (5.5)

See condensed notes to statutory financial statements.

PART I
Item 1 (continued)

C.M. LIFE INSURANCE COMPANY

STATUTORY STATEMENTS OF INCOME
(Unaudited)

	Six Months Ended June 30,

	2000	1999

	(In Millions)

Revenue:

Premium income	$ 1,257.5	$ 257.3
Net investment income	50.9	38.2
Fees and other income	16.2	3.0

Total revenue	1,324.6	298.5

Benefits and expenses:

Policyholders' benefits and payments	244.5	152.4
Addition to policyholders' reserves and funds	937.6	69.4
Operating expenses	80.9	34.9
Commissions	62.5	29.6
State taxes, licenses and fees	7.2	3.7

Total benefits and expenses	1,332.7	290.0

Net gain (loss) from operations before federal income taxes	(8.1)	8.5

Federal income tax expense (benefit)	(0.9)	8.4

Net gain (loss) from operations	(7.2)	0.1

Net realized capital loss	(1.6)	-

Net income (loss)	$ (8.8)	$ 0.1

See condensed notes to statutory financial statements.

PART I
Item 1 (continued)

C.M. LIFE INSURANCE COMPANY

STATUTORY STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Six Months Ended June 30,

	2000	1999

	(In Millions)

Shareholder's equity, beginning of year	$ 95.3	$ 141.0

Increases (decreases) due to:
Net income (loss)	(8.8)	0.1
Change in net unrealized capital gains (losses)	(2.3)	1.5
Change in asset valuation and investment reserves	2.3	(4.2)
Capital contribution	15.0	-
Reserve adjustment	(9.0)	-
Change in non-admitted assets and other	(2.9)	0.8

	(5.7)	(1.8)

Shareholder's equity, end of period	$ 89.6	$ 139.2

See condensed notes to statutory financial statements.

PART I
Item 1 (continued)

C.M. LIFE INSURANCE COMPANY

STATUTORY STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,

	2000	1999

	(In Millions)

Operating activities:

Net income (loss)	$ (8.8)	$ 0.1
Addition to policyholders' reserves, funds and policy benefits net of transfers to separate accounts	96.0	53.4
Net realized capital loss	1.6	-
Other changes	(5.6)	4.4

Net cash provided by operating activities	83.2	57.9

Investing activities:

Loans and purchases of investments	(305.5)	(286.7)
Sales and maturities of investments and receipts from repayment of loans	190.3	216.9

Net cash used in investing activities	(115.2)	(69.8)

Financing activities:

Capital and surplus contribution	15.0	-

Net cash provided by financing activities	15.0	-

Decrease in cash and short-term investments	(17.0)	(11.9)

Cash and short-term investments, beginning of year	182.0	105.7

Cash and short-term investments, end of period	$ 165.0	$ 93.8

See condensed notes to statutory financial statements.

C.M. LIFE INSURANCE COMPANY
Condensed Notes to Statutory Financial Statements
June 30, 2000
(Unaudited)

C.M. Life Insurance Company ("the Company"), is a wholly-owned stock life insurance subsidiary of Massachusetts Mutual Life Insurance Company ("MassMutual"). The Company is primarily engaged in the sale of variable annuity and flexible premium universal life and variable life insurance products distributed through career agents and brokers. The Company is licensed to sell life insurance and annuities in Puerto Rico, the District of Columbia and 49 states (excluding New York).

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

During the second quarter of 2000, the Company adopted the continuous application of the Commissioner's Reserve Valuation Method of calculating individual annuity reserves resulting in a $9.0 million decrease to shareholder's equity. Previously, the Company used a curtate application of the Commissioner's Reserve Valuation Method.

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

In the Company's opinion these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its statutory financial position in accordance with statutory accounting principles, as of June 30, 2000 and December 31, 1999, and the results of its operations, changes in shareholder's equity, and its cash flows for the six month periods ended June 30, 2000 and 1999.

2. Related Party Transactions

The Company has entered into variable annuity exchange programs with its parent whereby certain MassMutual variable annuity contract holders can make a non-taxable exchange of their contract for an enhanced C.M. Life variable annuity contract. The Company received premiums of $486.0 million and $686.5 million for the three and six months ended June 30, 2000, respectively, related to these exchange programs. The Company is currently negotiating with MassMutual, to compensate them for the lost revenue associated with the exchange of these contracts. Once estimable, these costs will be charged to current operations.

MassMutual and the Company have an agreement whereby MassMutual, for a fee, furnishes the Company, as required, operating facilities, human resources, computer software development, and managerial services. Also, investment and administrative services are provided to the Company pursuant to a management services agreement with MassMutual. Fees incurred under the terms of these agreements were $42.7 million and $82.3 million for the three and six month periods ending June 30, 2000, and $19.2 million and $36.1 million for the three and six month periods ended June 30, 1999, respectively. While management believes that these fees are calculated on a reasonable basis, they may not necessarily be indicative of the costs that would have been incurred on a stand-alone basis.

The Company cedes a portion of its life insurance business to MassMutual and other insurers in the normal course of business. The Company's retention limit per individual insured is $15.0 million; the portion of the risk exceeding the retention limit is reinsured with other insurers, including MassMutual. The Company is contingently liable with respect to ceded reinsurance in the event any reinsurer is unable to fulfill its contractual obligations. The Company has a modified coinsurance quota-share reinsurance agreement with MassMutual, whereby the Company cedes 75% of the premiums on certain universal life policies. In return, MassMutual pays the Company a stipulated expense allowance, death and surrender benefits, and a modified coinsurance adjustment based upon experience. The Company retains the assets and related reserves for payment of future benefits on the ceded policies. Premium income of $14.3 million and $17.3 million was ceded to MassMutual while policyholders' benefits of $19.6 million and $21.2 million were paid to the Company for the six month periods ending June 30, 2000 and 1999, respectively. For the three month periods ending June 30, 2000 and 1999, premium income of $6.7 million and $8.2 million was ceded to MassMutual while policyholders' benefits of $9.8 million and $9.3 million were paid to the Company.

The Company also has a stop-loss agreement with MassMutual under which the Company cedes claims which, in aggregate, exceed .32% of the covered volume for any year, with maximum coverage of $25.0 million above the aggregate limit. The aggregate limit was $65.6 million as of June 30, 2000 and $45.4 million as of December 31, 1999; it was not exceeded in any of the periods being reported. Premium income of $0.6 million was ceded to MassMutual for the six month periods ending June 30, 2000 and 1999. Premium income of $0.3 million was ceded to MassMutual for the three month periods ending June 30, 2000 and 1999.

Effective January 1, 2000, the Company entered into a coinsurance agreement with MassMutual, whereby the Company cedes substantially 100% of the premiums on new issues of certain universal life policies. In return, MassMutual pays the Company a stipulated expense allowance and death and surrender benefits. MassMutual holds the assets and related reserves for payment of future benefits on the ceded policies. Premium income of $9.7 million and $13.2 million was ceded to MassMutual for the three and six month periods ending June 30, 2000. Through June 30, 2000, there were no policyholders' benefits paid to the Company under the contract.

Part I
Item 2

Management's Discussion and Analysis
Of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with (i) the unaudited statutory financial statements and condensed notes to statutory financial statements included elsewhere in this filing, and (ii) the audited statutory financial statements and notes thereto, and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 provides a "Safe harbor" for forward-looking statements which are identified as such and are accompanied by the identification of important factors which could cause a material difference from the forward-looking statements.

Certain information contained in this discussion is or may be considered as forward-looking. Forward-looking statements are those not based on historical information, but rather, relate to future operations, strategies, financial results or other developments, and contain terms such as "may," "expects," "should," "believes," "anticipates," "intends," "estimates," "projects," "goals," " objectives" or similar expressions.

Forward-looking statements are based upon estimates and assumptions. These statements may change due to business uncertainties, economic uncertainties, competitive uncertainties, and other factors, many of which are beyond the Company's control. Additionally, the Company's business decisions are also subject to change. The Company does not publicly update or revise any forward-looking statements as a result of new information, future developments or otherwise.

Results of Operations

For the Three Months Ended June 30, 2000

Compared to the Three Months Ended June 30, 1999

The following table sets forth the components of the Company's net income (loss):
	Three Months Ended June 30,

	2000	1999	% Change

	($ In Millions)
Revenue:
Premium income	$760.4	$157.8	NM%
Net investment income	25.0	18.5	35
Fees and other income	10.2	1.2	NM

Total revenue	795.6	177.5	NM

Benefits and Expenses:
Policyholders' benefits and payments	120.7	81.7	48
Addition to policyholders' reserves and funds	593.0	61.8	NM
Commissions	30.7	16.6	85
Operating expenses, state taxes, licenses and fees	45.7	21.0	118

Total benefits and expenses	790.1	181.1	NM

Net gain (loss) from operations
before federal income taxes	5.5	(3.6)	NM
Federal income tax expense	0.8	1.9	(58)

Net gain (loss) from operations	4.7	(5.5)	NM
Net realized capital gain	0.1	-	NM

Net income (loss)	$ 4.8	$ (5.5)	NM%

NM = not meaningful or in excess of 200%.

The increase in net income for second quarter 2000 is attributable to improved mortality, higher fees received from separate accounts, and lower earnings strain due to a lower average cost per contract on new business. It is generally expected that the increase in policyholders' reserves and costs related to the production of new business will exceed the amount of premium earned in the first year of a policy, resulting in earnings strain. Management anticipated that a certain level of losses may be incurred in conjunction with future growth.

Costs related to the production of new business are impacted by commissions and other variable producer compensation, management fees from MassMutual and business issuance/processing costs, which include policy assembly and other customer service activities including fluctuations in the market value of variable funds during the processing of deposits. During the second quarter, costs related to the production of new business as a percentage of premiums were lower, primarily because a larger portion of new business was generated through variable annuity exchange programs with MassMutual contract owners, which has very little related cost. The Company is currently negotiating with MassMutual, compensation for the lost revenue associated with the exchange of these contracts. Management expects these negotiated costs will be charged to current operations prior to year-end. See Related Party Transactions footnote for further information on the annuity exchange programs with MassMutual.

The following table sets forth premium data for the Company's products:
	Three Months Ended June 30,

	2000	1999	% Change

	($ In Millions)
Premium Income:
Annuities & supplementary contracts	681.5	$108.1	NM%
Universal, variable, term & corporate owned life	106.0	66.0	61

Total direct premiums	787.5	174.1	NM
Reinsurance ceded	(27.1)	(16.3)	66

Total	$760.4	$157.8	NM%

NM = not meaningful or in excess of 200%.

Premium income increased in 2000 primarily due to increases in premiums of variable annuity products, universal life and variable life. The overall increase in premium income is primarily the result of variable annuity exchange programs and management's decision to issue a significant number of new and enhanced product offerings through the Company, causing a shift in sales away from MassMutual toward the Company. These product development efforts included the redesign of an existing variable universal life product, and the issuance of a new variable universal life product in 1999, the introduction of two new annuity products, and the addition of new fund options on existing products.

Our business mix has shifted as a result of increasing sales of annuity products. Universal and other life products comprised 10% of total premium income for the three months ended June 30, 2000, compared to 31% for the same period in 1999. Annuity products were 90% of total premium income for the three months ended June 30, 2000, compared to 69% for the same period in 1999.

The components of net investment income are set forth in the table below:

	Three Months Ended June 30,

	2000	1999	% Change

	($ In Millions)
Gross Investment Income:
Bonds	$15.5	$12.1	28%
Mortgage loans	6.5	2.7	141
Other investments	-	0.7	(100)
Policy loans	1.4	2.0	(30)
Cash and short-term investments	2.6	1.4	86

Total gross investment income	26.0	18.9	38
Investment expenses	(1.1)	(0.5)	120
IMR amortization	0.1	0.1	-

Net investment income	$25.0	$18.5	35%

Net investment income increased for the three months ended June 30, 2000 due to a 15% increase in average invested assets and an increase in gross yield for the investment portfolio to 7.8% in 2000 from 6.4% in 1999. After expenses and IMR amortization, net annualized yields were 7.5% and 6.3%, for the periods ended June 30, 2000 and 1999, respectively. Fluctuations in market conditions will impact future investment results.

The annualized yield on each investment category, before federal income taxes, is calculated as: (a) two times gross investment income divided by (b) the sum of assets at the beginning of the period and assets at the end of the period, less gross investment income, (c) multiplied by four.

The increase in gross investment income from bonds for the three months ended June 30, 2000 is primarily due to a 19% increase in average invested bonds while the annualized yield increased to 7.7% in 2000 from 7.1% in 1999. The increase in income from mortgage loans is due to a 45% increase in average invested mortgage loans and an increase in the annualized yield from 6.9% in 1999 to 11.5% in 2000. The mortgage loan increase is a direct result of the strategy employed during the second half of 1999 to increase the Company's mortgage acquisition activity. The increase in gross investment income from cash and short-term investments is primarily due to a 49% increase in average invested cash and short-term investment balances over the prior year.

The increase in fees and other income is primarily due to contract charges from the separate accounts, which increased $8.5 million or 198%, to $12.7 million for the three months ended June 30, 2000 from $4.3 million for the same period in 1999. This increase is attributable to the continued growth in the Company's separate account assets coupled with market appreciation of these same assets over the prior year

Policyholders' benefits and payments increased for the three months ended June 30, 2000 primarily due to surrender benefits on individual annuity products. Individual annuity surrenders increased $39.2 million, or 59%, from the prior year. Life insurance surrenders increased $1.6 million, or 30%, from the prior year. These increases are consistent with the growth experienced by the Company in the latter half of fiscal 1999.

Addition to policyholders' reserves and funds includes the change in general account reserves and transfers to and from the separate accounts, based upon policyholder elections. The growth in these benefits is primarily attributable to the Company's premium and sales growth. The increase for the three months ended June 30, 2000 includes a $557.5 million increase in separate account deposits partially offset by a $29.3 million increase in separate account withdrawals and other transfers. General account reserves also increased by $3.0 million in 2000, primarily due to an increase in annuity deposits in the general account.

Commissions increased for the three months ended June 30, 2000 due principally to increases in sales of annuities and life insurance. Life insurance commissions increased $7.6 million, or 63%, while annuity products' commissions increased $6.4 million, or 141% between periods. The overall decrease in commissions as a percentage of sales is due to the shift in sales mix to annuity products, which have lower commission rates than life products.

The increase in operating expenses, state taxes, licenses and fees for the three months ended June 30, 2000 is primarily attributable to the increased production of new business that resulted in increased management fees. Management fees charged by MassMutual include increases in agency allowances and other expenses associated with the production of new business.

The decrease in federal income taxes for the three months ended June 30, 2000 is primarily attributable to the timing of the tax deductibility of the reserves, partially offset by increased net gains from operations and the timing of the tax deductibility of acquisition costs. Taxable income decreased $3.2 million to $2.2 million for the three months ended June 30, 2000 from taxable income of $5.4 million for the same period in 1999.

Realized capital gains, after the transfer to the Interest Maintenance Reserve ("IMR"), which captures after tax realized capital gains and losses resulting from changes in the overall level of interest rates for all types of fixed income investments and interest related hedging activities, were immaterial for the three month periods ended June 30, 2000 and 1999.

For the Six Months Ended June 30, 2000

Compared to the Six Months Ended June 30, 1999

The following table sets forth the components of the Company's net income (loss):
	Six Months Ended June 30,

	2000	1999	% Change

	($ In Millions)
Revenue:
Premium income	$1,257.5	$257.3	NM%
Net investment income	50.9	38.2	33
Fees and other income	16.2	3.0	NM%

Total revenue	1,324.6	298.5	NM

Benefits and Expenses:
Policyholders' benefits and payments	244.5	152.4	60
Addition to policyholders' reserves and funds	937.6	69.4	NM
Commissions	62.5	29.6	111
Operating expenses, state taxes, licenses and fees	88.1	38.6	128

Total benefits and expenses	1,332.7	290.0	NM

Net gain (loss) from operations
before federal income taxes	(8.1)	8.5	(195)
Federal income tax expense (benefit)	(0.9)	8.4	(111)

Net gain (loss) from operations	(7.2)	0.1	NM
Net realized capital loss	(1.6)	-	NM

Net income (loss)	$ (8.8)	$ 0.1	NM%

NM = not meaningful or in excess of 200%.

The decrease in net income for the first six months of 2000 can primarily be attributed to earnings strain associated with the significant growth in the Company's annuity and life insurance businesses, partially offset by improved mortality and higher fees received from separate accounts. It is generally expected that the increase in policyholders' reserves and costs related to the production of new business will exceed the amount of premium earned in the first year of a policy, causing operating losses. Management expects a certain level of losses may continue in conjunction with future growth.

Costs related to the production of new business are impacted by commissions and other variable producer compensation, management fees from MassMutual and business issuance/processing costs, which include policy assembly and other customer service activities including fluctuations in the market value of variable funds during the processing of deposits. Additionally, the Company is currently negotiating with MassMutual, compensation for lost revenue associated with annuity exchange programs. Management expects these negotiated costs will be charged to current operations prior to year-end. See Related Party Transactions footnote for further information on the annuity exchange programs with MassMutual.

The following table sets forth premium data for the Company's products:

	Six Months Ended June 30,

	2000	1999	% Change

	($ In Millions)
Premium Income:
Annuities and supplementary contracts	$ 1,097.9	$168.7	NM%
Universal, variable, term & corporate owned life	208.3	120.7	73

Total direct premiums	1,306.2	289.4	NM
Reinsurance ceded	(48.7)	(32.1)	52

Total	$1,257.5	$257.3	NM%

NM = not meaningful or in excess of 200%.

Premium income increased in 2000 primarily due to increases in premiums of variable annuity products, universal life and variable life. The overall increase in premium income is primarily the result of variable annuity exchange programs and management's decision to issue a significant number of new and enhanced product offerings through the Company, causing a shift in sales away from MassMutual toward the Company. These product development efforts included the redesign of an existing variable universal life product, and the issuance of a new variable universal life product in 1999, the introduction of two new annuity products, and the addition of new fund options on existing products.

Our business mix has shifted significantly as a result of increasing sales of annuity products. Universal and other life products comprised 13% of total premium income for the six months ended June 30, 2000, compared to 34% for the same period in 1999. Annuity products were 87% of total premium income for the six months ended June 30, 2000, compared to 66% for the same period in 1999.

The components of net investment income are set forth in the table below:

	Six Months Ended June 30,

	2000	1999	% Change
	($ In Millions)
Gross Investment Income:
Bonds	$29.4	$25.2	17%
Mortgage loans	10.9	5.1	114
Other investments	2.8	1.4	100
Policy loans	3.6	4.5	(20)
Cash and short-term investments	5.5	2.9	90

Total gross investment income	52.2	39.1	34
Investment expenses	(1.3)	(1.1)	18
IMR amortization	-	0.2	NM

Net investment income	$50.9	$38.2	33%

NM = not meaningful or in excess of 200%.

Net investment income increased for the six months ended June 30, 2000 due to a 14% increase in average invested assets and an increase in gross yield for the investment portfolio to 8.0% in 2000 from 6.8% in 1999. After expenses and IMR amortization, net annualized yields were 7.8% and 6.6%, for the periods ended June 30, 2000 and 1999, respectively. Fluctuations in market conditions will impact future investment results.

The annualized yield on each investment category, before federal income taxes, is calculated as: (a) two times gross investment income divided by (b) the sum of assets at the beginning of the period and assets at the end of the period, less gross investment income, (c) multiplied by two. The increase in gross investment income from bonds for the six months ended June 30, 2000 is primarily due to a 14% increase in average invested bonds while the annualized yield increased to 7.6% in 2000 from

7.4% in 1999. The increase in income from mortgage loans is due to a 48% increase in average invested mortgage loans and an increase in the annualized yield from 6.7% in 1999 to 9.8% in 2000. The mortgage loan increase is a direct result of the strategy employed during second half of 1999 to increase the Company's mortgage acquisition activity.

The increase in gross investment income from other investments is primarily due to increased dividends received from affiliated mutual funds, partially offset by a 66% decrease in the average amount of other investments compared to the prior year. The decrease in gross investment income from policy loans is attributable to an 18% decrease in average policy loans compared to the prior year. The increase in gross investment income from cash and short-term investments is primarily due to a 74% increase in average invested cash and short-term investments balances over the prior year.

The increase in fees and other income is primarily due to contract charges from the separate accounts, which increased $14.2 million or 173%, to $22.4 million for the six months ended June 30, 2000 from $8.2 million for the same period in 1999. This increase is attributable to the continued growth in the Company's separate account assets coupled with market appreciation of these same assets over the prior year.

Policyholders' benefits and payments increased for the six months ended June 30, 2000 primarily due to surrender benefits on individual annuity products. Individual annuity surrenders increased $88.6 million, or 72%, from the prior year. Life insurance surrenders increased $4.3 million, or 26%, from the prior year.

Addition to policyholders' reserves and funds includes the change in general account reserves and transfers to and from the separate accounts, based upon policyholder elections. The growth in these benefits is primarily attributable to the Company's premium and sales growth. The increase for the six months ended June 30, 2000 includes a $895.6 million increase in separate account deposits, partially offset by a $66.8 million increase in separate account withdrawals and other transfers. General account reserves also increased, primarily due to a $19.2 million increase in the growth in life reserves and a $20.2 million increase in the growth in annuity reserves.

Commissions increased for the six months ended June 30, 2000 due principally to increases in sales of annuities and life insurance. Life insurance commissions increased $20.7 million, or 94%, while annuity products' commissions increased $12.1 million, or 159% between periods. The overall decrease in commissions as a percentage of sales is due to the shift in sales mix to annuity products, which have lower commission rates than life products.

The increase in operating expenses, state taxes, licenses and fees for the six months ended June 30, 2000 is primarily attributable to the increased production of new business that resulted in increased management fees. Management fees charged by MassMutual include increases in agency allowances and other expenses associated with the production of new business.

The decrease in federal income taxes for the six months ended June 30, 2000 is primarily attributable to the net loss from operations before federal income taxes and the timing of the tax deductibility of reserves, partially offset by the timing of the tax deductibility of acquisition costs. Taxable income (loss) decreased $26.7 million to a taxable loss of $2.6 million for the six months ended June 30, 2000 from taxable income of $24.1 million for the same period in 1999.

Realized capital losses, after the transfer to the Interest Maintenance Reserve ("IMR"), increased for the six months ended June 30, 2000 primarily due to credit-related mortgage losses, which are not transferred to the IMR. In 1999, the Company had no realized capital gains and losses, after the transfer to the IMR.

Statement of Financial Position

Assets

Total assets at June 30, 2000, increased by $1,019.5 million, or 32%, from December 31, 1999. This increase is primarily due to continued growth in the Company's separate accounts, which increased $890.5 million, or 50%, due to growth in net deposits of variable products and market appreciation.

General account assets increased $129.0 million, or 9%, to $1,517.9 million as of June 30, 2000, from $1,388.9 million as of December 31, 1999. This increase is primarily due to increases in bonds and transfers due from separate accounts, partially offset by a reduction in cash, short-term investments and federal income taxes receivable. The portfolio of invested assets is managed to support product liabilities in light of yield, liquidity and diversification considerations. The general investment account portfolio does not include the Company's separate account invested assets.

Bonds at June 30, 2000, were $838.3 million, representing an increase of $103.3 million, or 14%, from $735.0 million at December 31, 1999 due to reinvestment of cash and short-term investments into bonds. During the six months ended June 30, 2000, $269.2 million of bonds were purchased while maturities and sales proceeds totaled $164.9 million.

Mortgage loans at June 30, 2000, were $229.9 million, representing an increase of $4.5 million, or 2%, from $225.4 million at December 31, 1999. During the six months ended June 30, 2000, $31.7 million of mortgages were issued while repayments totaled $25.4 million.

Transfers due from separate accounts increased $44.4 million, or 75%, to $103.6 million as of June 30, 2000, from $59.2 million at December 31, 1999. Transfers due from separate accounts represents policyholders' account values in excess of statutory benefit reserves. This growth is consistent with the overall increase in separate account business in force.

Liabilities

As with assets, most of the growth in 2000 occurred in the separate accounts. Total liabilities at June 30, 2000, increased $1,025.2 million, or 34%, to $4,083.0 million from $3,057.8 million at December 31, 1999.

Policyholders' reserves and funds at June 30, 2000, were $1,279.0 million, representing an increase of $103.1 million, or 9%, from $1,175.9 million at December 31, 1999. This increase is primarily attributable to growth from new sales in annuity products and interest credited, partially offset by transfers to separate accounts and withdrawals.

Payable to parent increased $37.0 million, or 73%, to $87.9 million from $50.9 million at December 31, 1999. This increase is primarily due to unpaid first quarter management fees, which were paid in July 2000.

Shareholder's Equity

The decrease in shareholder's equity was primarily due to:

      a year to date June 30, 2000 net loss of $8.8 million,

      a decrease of $9.0 million due to a annuity reserve adjustment,

      a decrease of $2.3 million primarily due to unrealized capital losses on common stock, and a decrease of $2.9 million due to an increase in non-admitted assets and other items,

partially offset by:

      capital and surplus contributed by MassMutual of $15 million, and an increase of $2.3 million due to the change in Asset Valuation Reserve ("AVR") and General Investment Reserve ("GIR").

Liquidity and Capital Resources

Liquidity

Cash and short-term investments decreased $17.0 million, or 9%, from the prior year as a result of the reinvestment of cash held at December 31, 1999, into bonds.

Net cash provided by operating activities increased $25.3 million, or 44%, from the prior year. This increase is primarily due to increased premiums and investment income, partially offset by increased surrender benefits, withdrawals, general expenses, commissions and state taxes, licenses and fees.

Loans and purchases of investments increased $18.8 million, or 7%, while sales and maturities of investments and receipts from repayment of loans decreased $26.6 million, or 12%, from the prior year. The increase in net cash used in investing activities is primarily due to a larger volume of bond purchases due to business growth and a decrease in sales and maturities of bonds between years.

Capital Resources

In June, MassMutual made a $15 million capital and surplus contribution necessary to support our continued business growth. The Board of Directors of MassMutual has authorized the contribution of funds to the Company sufficient to meet the capital requirements of all states in which the Company is licensed to do business.

As of June 30, 2000, the Company's total adjusted capital as defined by the NAIC was $110.0 million. The NAIC developed the Risk Based Capital ("RBC") model to compare the total adjusted capital with a standard design in order to reflect an insurance company's risk profile. Although management believes that there is no single appropriate means of measuring RBC needs, management feels that the NAIC approach to RBC measurement is reasonable, and the Company manages its capital position with significant attention to maintaining adequate total adjusted capital relative to RBC. The Company's total adjusted capital was well in excess of all RBC standards at June 30, 2000. Management believes that the Company enjoys a strong capital position in light of its risks and the Company is well positioned to meet policyholder and other obligations.

Part I
Item 3

Quantitative and Qualitative Disclosure about Market Risk

The Company's market risk and financial instrument holdings as of June 30, 2000, are similar to its market risk and financial instrument holdings as of December 31, 1999, a description of which is included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Part II
Item 6

C.M. Life Insurance Company
Exhibits and Reports on Form 8-K
June 30, 2000

(a) Exhibit Index

                 27. Financial Data Schedule

(b) Reports on Form 8-K

                 No reports on Form 8-K were filed by the Registrant with the Securities and Exchange Commission during the quarter ended June 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
C.M. Life Insurance Company
(Registrant)

Date: August 11, 2000	By: /s/ Robert J. O'Connell*
Robert J. O'Connell
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2000	By: /s/ John Miller, Jr.*
John Miller, Jr.
Vice President and Comptroller (Principal Accounting Officer)

/s/ Richard M. Howe
*Richard M. Howe
On August 11, 2000 as Attorney in Fact, pursuant to Power of Attorney.