Form 10-Q
period 2000-09-30
C M LIFE INSURANCE CO
filed 2000-11-13
CIK 883232

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

(1) Yes	X	No

(2) Yes	X	No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS
Registrant has 12,500 shares of common stock outstanding on September 30, 2000, all of which are owned by Massachusetts Mutual Life Insurance Company.

The Registrant meets the conditions set forth in General Instruction H(1) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

C.M. LIFE INSURANCE COMPANY

INDEX

Part I	Financial Information

	Item 1:	Financial Statements

		Statutory Statements of Financial Position-
		September 30, 2000 and December 31, 1999	3

		Statutory Statements of Income-
		Three Months Ended September 30, 2000 and 1999	4

		Statutory Statements of Income-
		Nine Months Ended September 30, 2000 and 1999	5

		Statutory Statements of Changes in Shareholder’s Equity-
		Nine Months Ended September 30, 2000 and 1999	6

		Statutory Statements of Cash Flows-
		Nine Months Ended September 30, 2000 and 1999	7

		Condensed Notes to Statutory Financial Statements	8

	Item 2:	Management’s Discussion and Analysis of Financial
		Condition and Results of Operations	10

	Item 3:	Quantitative and Qualitative Disclosure About
		Market Risk	19

Part II	Other Information

	Item 1:	Legal Proceedings	None

	Item 2:	Changes in Securities and Use of Proceeds	Not Applicable

	Item 3:	Defaults Upon Senior Securities	Not Applicable

	Item 4:	Submission of Matters to a Vote of Security Holders	Not Applicable

	Item 5:	Other Information	None

	Item 6:	Exhibits and Reports on Form 8-K	19

Signatures			19

PART I
Item 1

C.M. LIFE INSURANCE COMPANY

STATUTORY STATEMENTS OF FINANCIAL POSITION

	September 30,	December 31,

	2000	1999

	(Unaudited)

	($ In Millions Except for Par Value)
Assets:
Bonds	$888.6	$735.0
Mortgage loans	233.7	225.4
Other investments	26.9	25.6
Policy loans	121.5	120.7
Cash and short-term investments	103.6	182.0

Total invested assets	1,374.3	1,288.7

Investment and insurance amounts receivable	24.8	40.6
Federal income tax receivable	-	7.2
Transfers due from separate accounts	124.8	59.2

	1,523.9	1,395.7

Separate account assets	3,084.4	1,764.2

Total assets	$4,608.3	$3,159.9

Liabilities:
Policyholders’ reserves and funds	$1,321.0	$1,175.9
Policyholders’ claims and other benefits	4.6	4.6
Payable to parent	55.2	49.9
Federal income tax payable	1.1	-
Asset valuation and other investment reserves	21.6	22.7
Other liabilities	57.0	47.3

	1,460.5	1,300.4

Separate account liabilities	3,084.4	1,764.2

Total liabilities	4,544.9	3,064.6

Shareholder's equity:
Common stock, $200 par value, 50,000 shares authorized,
12,500 shares issued and outstanding	2.5	2.5
Paid-in and contributed surplus	83.8	68.8
Surplus	(22.9)	24.0

Total shareholder’s equity	63.4	95.3

Total liabilities and shareholder’s equity	$4,608.3	$3,159.9

See condensed notes to statutory financial statements.

PART I
Item 1 (continued)

C.M. LIFE INSURANCE COMPANY

STATUTORY STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,

	2000		1999

		(In Millions)

Revenue:

Premium income	$592.8		$237.3
Net investment income	24.3		19.8
Fees and other income	11.8		1.6

Total revenue	628.9		258.7

Benefits and expenses:

Policyholders’ benefits and payments	120.1		75.2
Addition to policyholders’ reserves and funds	444.4		138.4
Operating expenses	43.9		37.1
Commissions	45.9		20.5
State taxes, licenses and fees	3.5		2.7

Total benefits and expenses	657.8		273.9

Net loss from operations before federal income taxes	(28.9)		(15.2)

Federal income tax benefit	(3.5)		(5.8)

Net loss from operations	(25.4)		(9.4)

Net realized capital loss	-		(4.2)

Net loss	$(25.4)		$(13.6)

See condensed notes to statutory financial statements.

PART I
Item 1 (continued)

C.M. LIFE INSURANCE COMPANY

STATUTORY STATEMENTS OF INCOME
(Unaudited)

	Nine Months Ended September 30,

	2000		1999

		(In Millions)

Revenue:

Premium income	$1,850.3		$494.6
Net investment income	75.2		58.0
Fees and other income	28.0		4.6

Total revenue	1,953.5		557.2

Benefits and expenses:

Policyholders’ benefits and payments	364.6		223.1
Addition to policyholders’ reserves and funds	1,382.0		212.3
Operating expenses	124.8		72.0
Commissions	108.4		50.1
State taxes, licenses and fees	10.7		6.4

Total benefits and expenses	1,990.5		563.9

Net loss from operations before federal income taxes	(37.0)		(6.7)

Federal income tax expense (benefit)	(4.4)		2.6

Net loss from operations	(32.6)		(9.3)

Net realized capital loss	(1.6)		(4.2)

Net loss	$(34.2)		$(13.5)

See condensed notes to statutory financial statements.

PART I
Item 1 (continued)

C.M. LIFE INSURANCE COMPANY

STATUTORY STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Unaudited)

	Nine Months Ended September 30,

	2000		1999

		(In Millions)

Shareholder’s equity, beginning of year	$95.3		$141.0

Increases (decreases) due to:
Net income (loss)	(34.2)		(13.5)
Change in net unrealized capital gain (loss)	(2.0)		1.2
Change in asset valuation and other investment reserves	1.1		(3.2)
Capital contribution	15.0		-
Reserve adjustment	(9.0)		-
Changes in non-admitted assets and other	(2.8)		(0.6)

	(31.9)		(16.1)

Shareholder’s equity, end of period	$63.4		$124.9

See condensed notes to statutory financial statements.

PART I
Item 1 (continued)

C.M. LIFE INSURANCE COMPANY

STATUTORY STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,

	2000		1999

		(In Millions)

Operating activities:

Net income (loss)	$ (34.2)		$ (13.5)
Additions to policyholders’ reserves, funds and
policy benefits net of transfers to separate accounts	70.5		82.2
Net realized capital loss	1.6		4.2
Other changes	19.3		27.0

Net cash provided by operating activities	57.2		99.9

Investing activities:

Purchases of investments and loans	(449.0)		(429.6)
Sales and maturities of investments and
Receipts from repayments of loans	298.4		288.6

Net cash used in investing activities	(150.6)		(141.0)

Financing activities:

Capital and surplus contribution	15.0		-

Net cash provided by financing activities	15.0		-

Decrease in cash and short-term investments	(78.4)		(41.1)

Cash and short-term investments, beginning of year	182.0		105.7

Cash and short-term investments, end of period	$ 103.6		$ 64.6

See condensed notes to statutory financial statements.

     Part I
Item 1 (Continued)

C.M. Life Insurance Company
Condensed Notes to Statutory Financial Statements
September 30, 2000
(Unaudited)

C.M. Life Insurance Company (“the Company”or “C.M. Life”), is a wholly-owned stock life insurance subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual” ). The Company is primarily engaged in the sale of variable annuity, flexible premium universal life and variable universal life insurance products distributed through career agents and brokers. The Company is licensed to sell life insurance and annuities in Puerto Rico, the District of Columbia and 49 states (excluding New York).

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. These financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the Company’s audited statutory financial statements for the year ended December 31, 1999. Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the Company’s December 31, 1999, audited statutory financial statements, have been omitted from these interim financial statements. These unaudited interim financial statements should be read in conjunction with the audited statutory financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 1999.

1. Summary of Accounting Practices
The accompanying statutory financial statements have been prepared in conformity with the statutory accounting practices, except as to form, of the National Association of Insurance Commissioners (“NAIC”) and the accounting practices prescribed or permitted by the State of Connecticut Insurance Department and are different in some respects from financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) of the United States of America. The more significant differences are as follows: (a) acquisition costs, such as commissions and other costs directly related to acquiring new business, are charged to current operations as incurred, whereas GAAP would require these expenses to be capitalized and recognized over the life of the policies; (b) statutory policy reserves are based upon the Commissioner’s Reserve Valuation Methods and statutory mortality, morbidity and interest assumptions, whereas GAAP reserves would generally be based upon net level premium, estimated gross margin methods, and appropriately conservative estimates of future mortality, morbidity and interest assumptions; (c) bonds are generally carried at amortized cost, whereas GAAP generally requires they be reported at fair value; (d) deferred income taxes are not provided for book-tax timing differences as would be required by GAAP; and (e) payments received for universal and variable life products and variable annuities are reported as premium income and changes in reserves, whereas, under GAAP, these payments would be recorded as deposits to policyholders’ account balances.

In March 1998, the NAIC adopted the Codification of Statutory Accounting Principles (“Codification”). Codification provides a comprehensive guide of statutory accounting principles for use by insurers in all states and is expected to become effective January 1, 2001. The effect of adopting Codification shall be reported as an adjustment to surplus on the effective date. The Company completed a preliminary review of Codification and determined the impact on surplus as of September 30, 2000 to be an increase of approximately $1.9 million. However, the actual impact upon adoption of Codification as of January 1, 2001 cannot be determined at this time due to the nature of certain required accounting changes and their sensitivity to factors such as interest rates.

During the second quarter of 2000, the Company adopted the continuous application of the Commissioner’s Reserve Valuation Method of calculating individual annuity reserves resulting in a $9.0 million decrease to shareholder’s equity. Previously, the Company used a curtate application of the Commissioner’s Reserve Valuation Method.

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

In the Company’s opinion these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its statutory financial position in accordance with statutory accounting principles, as of September 30, 2000 and December 31, 1999, and the results of its operations for the three and nine month periods ended September 30, 2000 and 1999 and the changes in its shareholder’s equity and cash flows for the nine month periods ended September 30, 2000 and 1999.

Certain 1999 amounts have been reclassified to conform with the current year presentation.

2. Related Party Transactions
The Company has participated in variable annuity exchange programs with its parent whereby certain MassMutual variable annuity contract holders can make a non-taxable exchange of their contract for an enhanced C.M. Life variable annuity contract. The Company received premiums of $297.6 million and $984.1 million for the three and nine months ended September 30, 2000, related to these exchange programs. The Company is currently negotiating with MassMutual, to compensate MassMutual for the lost revenue associated with the exchange of these contracts. As of September 30, 2000, the Company has recorded accrued commissions of $12.0 million as an estimate of compensation due MassMutual.

MassMutual and the Company have an agreement whereby MassMutual, for a fee, furnishes the Company, as required, operating facilities, human resources, computer software development, and managerial services. Also, investment and administrative services are provided to the Company pursuant to a management services agreement with MassMutual. Fees incurred under the terms of these agreements were $44.8 million and $127.1 million for the three and nine month periods ending September 30, 2000, and $37.8 million and $73.9 million for the three and nine month periods ended September 30, 1999, respectively. While management believes that these fees are calculated on a reasonable basis, they may not necessarily be indicative of the costs that would have been incurred on a stand-alone basis.

The Company cedes a portion of its life insurance business to MassMutual and other insurers in the normal course of business. The Company’s retention limit per individual insured is $15.0 million; the excess of the retained risk is reinsured with other insurers, including MassMutual. The Company is contingently liable with respect to ceded reinsurance in the event any reinsurer is unable to fulfill its contractual obligations. The Company has a modified coinsurance quota-share reinsurance agreement with MassMutual, whereby the Company cedes 75% of the premiums on certain universal life policies. In return, MassMutual cedes to the Company a stipulated expense allowance, death and surrender benefits, and a modified coinsurance adjustment based upon experience. The Company retains the assets and related reserves for payment of future benefits on the ceded policies. For the nine month periods ending September 30, 2000 and 1999, premium income of $20.6 million and $23.0 million was ceded to MassMutual while policyholders’ benefits of $27.5 million and $27.1 million were ceded to the Company. For the three month periods ending September 30, 2000 and 1999, premium income of $6.3 million and $5.7 million was ceded to MassMutual while policyholders’ benefits of $7.9 million and $5.9 million were ceded to the Company.

The Company also has a stop-loss agreement with MassMutual under which the Company cedes claims which, in aggregate, exceed .32% of the covered volume for any year, with maximum coverage of $25.0 million above the aggregate limit. The aggregate limit was $66.5 million as of September 30, 2000 and $45.4 million as of December 31, 1999; it was not exceeded in any of the periods being reported. Premium income of $0.9 million was ceded to MassMutual for the nine month periods ending September 30, 2000 and 1999, respectively. Premium income of $0.3 million was ceded to MassMutual for the three month periods ending September 30, 2000 and 1999.

Effective January 1, 2000, the Company entered into a coinsurance agreement with MassMutual, whereby the Company cedes substantially 100% of the premiums on new issues of certain universal life policies. In return, MassMutual cedes to the Company a stipulated expense allowance and death and surrender benefits. MassMutual holds the assets and related reserves for payment of future benefits on the ceded policies. Premium income of $18.4 million and $31.6 million was ceded to MassMutual for the three and nine month periods ending September 30, 2000. Policyholders’ benefits of $5.9 million were ceded to MassMutual for the three and nine month periods ending September 30, 2000.

Part I
Item 2

Management’s Discussion and Analysis
Of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with (i) the unaudited statutory financial statements and condensed notes to statutory financial statements included elsewhere in this filing, and (ii) the audited statutory financial statements and notes thereto, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 provides a “Safe harbor” for forward-looking statements which are identified as such and are accompanied by the identification of important factors which could cause a material difference from the forward-looking statements.

Certain information contained in this discussion is or may be considered as forward-looking. Forward-looking statements are those not based on historical information, but rather, relate to future operations, strategies, financial results or other developments, and contain terms such as “may,” “expects,” “should,” “believes,” “anticipates,” “intends,” “estimates,” “ projects,” “goals,” “objectives” or similar expressions.

Forward-looking statements are based upon estimates and assumptions. These statements may change due to business uncertainties, economic uncertainties, competitive uncertainties, and other factors, many of which are beyond the Company’s control. Additionally, the Company’s business decisions are also subject to change. The Company does not publicly update or revise any forward-looking statements, as a result of new information, future developments or otherwise.

Results of Operations

For the Three Months Ended September 30, 2000

Compared to the Three Months Ended September 30, 1999

The following table sets forth the components of the Company’s net loss:

	Three Months Ended September 30,

	2000	1999	% Change
		($ In Millions)
Revenue:
Premium income	$592.8	$237.3	150%
Net investment income	24.3	19.8	23
Fees and other income	11.8	1.6	NM

Total revenue	628.9	258.7	143

Benefits and Expenses:
Policyholders’ benefits and payments	120.1	75.2	60
Addition to policyholders’ reserves and funds	444.4	138.4	NM
Commissions	45.9	20.5	124
Operating expenses, state taxes, licenses and fees	47.4	39.8	19

Total benefits and expenses	657.8	273.9	140
Net loss from operations
Before federal income taxes	(28.9)	(15.2)	90
Federal income tax benefit	(3.5)	(5.8)	(40)

Net loss from operations	(25.4)	(9.4)	170
Net realized capital loss	-	(4.2)	NM

Net loss	$(25.4)	$(13.6)	87%

NM = not meaningful or in excess of 200%.

The increase in the net loss for third quarter 2000 is primarily attributable to earnings strain associated with the significant growth in the Company’s annuity and life insurance businesses, partially offset by improved mortality and higher fees received from separate accounts. It is generally expected that the increase in policyholders’ reserves and costs related to the production of new business will exceed the amount of premium earned in the first year of a policy, causing operating losses. Management expects a certain level of losses may continue in conjunction with future growth.

Costs related to the production of new business are impacted by commissions and other variable producer compensation, management fees from MassMutual and business issuance/processing costs, which include policy assembly and other customer service activities including fluctuations in the market value of variable funds during the processing of deposits. During the third quarter, costs related to the production of new business as a percentage of premiums were lower, primarily because a larger portion of new business was generated through variable annuity exchange programs with MassMutual contract owners. See Related Party Transactions footnote for further information on the annuity exchange programs with MassMutual.

The following table sets forth premium data for the Company’s products:

	Three Months Ended September 30,

	2000	1999	% Change
		($ In Millions)
Premium Income:
Annuities and supplementary contracts	$499.4	$173.1	189%
Universal, variable, term & corporate owned life	129.1	78.3	65

Total direct premiums	628.5	251.4	150
Reinsurance ceded	(35.7)	(14.1)	153

Total	$592.8	$237.3	150%

Premium income increased in 2000 primarily due to increases in premiums of variable annuity products, universal life and variable life. The overall increase in premium income is primarily the result of management’s decision to issue a significant number of new and enhanced product offerings through the Company and variable annuity exchange programs, causing a shift in sales away from MassMutual toward the Company. These product development efforts included the redesign of an existing variable universal life product, and the issuance of a new variable universal life product in 1999, the introduction of two new annuity products, and the addition of new fund options on existing products.

The Company’s business mix has shifted as a result of increasing sales of annuity products. Universal and other life products comprised 16% of total net premium income for the three months ended September 30, 2000, compared to 27% for the same period in 1999. Annuity products were 84% of total net premium income for the three months ended September 30, 2000, compared to 73% for the same period in 1999.

The components of net investment income are set forth in the table below:

	Three Months Ended September 30,

	2000	1999	% Change
		($ In Millions)
Gross Investment Income:
Bonds	$16.6	$12.9	29%
Mortgage loans	4.7	3.9	21
Other investments	-	0.7	(100)
Policy loans	1.9	1.9	-
Cash and short-term investments	1.9	1.0	90

Total gross investment income	25.1	20.4	23
Investment expenses	(1.0)	(0.8)	25
IMR amortization	0.2	0.2	-

Net investment income	$24.3	$19.8	23%

Net investment income increased for the three months ended September 30, 2000 due to a 13% increase in average invested assets and an increase in gross yield for the investment portfolio to 7.4% in 2000 from 6.8% in 1999. After expenses and Interest Maintenance Reserve (“IMR”) amortization, net annualized yields were 7.1% and 6.6%, for the periods ended September 30, 2000 and 1999, respectively. Fluctuations in market conditions will impact future investment results.

The annualized yield on each investment category, before federal income taxes, is calculated as: (a) two times gross investment income divided by (b) the sum of assets at the beginning of the period and assets at the end of the period, less gross investment income, (c) multiplied by four.

The increase in gross investment income from bonds for the three months ended September 30, 2000 is primarily due to a 21% increase in average invested bonds while the annualized yield increased to 7.8% in 2000 from 7.3% in 1999. The increase in income from mortgage loans is due to a 16%

increase in average invested mortgage loans and an increase in the annualized yield from 7.9% in 1999 to 8.2% in 2000. The decrease in gross investment income from other investments is primarily due to a 65% decrease in average other invested assets over the prior year.

The increase in fees and other income is primarily due to contract charges from the separate accounts, which increased $6.0 million or 113%, to $11.3 million for the three months ended September 30, 2000 from $5.3 million for the same period in 1999. This increase is attributable to the continued growth in the Company’s separate account assets over the prior year.

Policyholders’ benefits and payments increased for the three months ended September 30, 2000 primarily due to surrender benefits on individual annuity products. Individual annuity surrenders increased $48.2 million, or 119%, from the prior year. Life insurance surrenders increased $3.9 million, or 74%, from the prior year.

Addition to policyholders’ reserves and funds includes the change in general account reserves and transfers to and from the separate accounts, based upon policyholder elections. The growth in these benefits is primarily attributable to the Company’s premium and sales growth. The increase for the three months ended September 30, 2000 includes a $337.6 million increase in separate account deposits partially offset by a $39.9 million increase in separate account withdrawals and other transfers. General account reserves also increased by $8.3 million in 2000, primarily due to an increase in the growth in life reserves in the general account.

Commissions increased for the three months ended September 30, 2000 due principally to increases in sales of annuities and life insurance. Annuity products’ commissions increased $13.7 million, or 208%, while life insurance commissions increased $11.8 million, or 85%, between periods. The overall decrease in commissions as a percentage of sales is due to the shift in sales mix to annuity products, which have lower commission rates than life products.

The increase in operating expenses, state taxes, licenses and fees for the three months ended September 30, 2000 is primarily attributable to the increased production of new business that resulted in increased management fees. Management fees charged by MassMutual include increases in agency allowances and other expenses associated with the production of new business.

The decrease in the federal income tax benefit for the three months ended September 30, 2000 is primarily attributable to the timing of the tax deductibility of the reserves and acquisition costs. The taxable loss is $9.9 million for the three months ended September 30, 2000 and 1999.

Realized capital losses, after the transfer to the IMR, which captures after tax realized capital gains and losses resulting from changes in the overall level of interest rates for all types of fixed income investments and interest related hedging activities, decreased 100% to zero for the three month period ended September 30, 2000. The September 30, 1999 realized capital losses of $4.2 million were primarily comprised of losses from the sale of bonds and hedging instruments.

For the Nine Months Ended September 30, 2000

Compared to the Nine Months Ended September 30, 1999

The following table sets forth the components of the Company’s net loss:

	Nine Months Ended September 30,

	2000	1999	% Change
		($ In Millions)
Revenue:
Premium income	$1,850.3	$494.6	NM %
Net investment income	75.2	58.0	30
Fees and other income	28.0	4.6	NM

Total revenue	1,953.5	557.2	NM

Benefits and Expenses:
Policyholders’ benefits and payments	364.6	223.1	63
Addition to policyholders’ reserves and funds	1,382.0	212.3	NM
Commissions	108.4	50.1	116
Operating expenses, state taxes, licenses and fees	135.5	78.4	73

Total benefits and expenses	1,990.5	563.9	NM

Net loss from operations
before federal income taxes	(37.0)	(6.7)	NM
Federal income tax expense (benefit)	(4.4)	2.6	NM

Net loss from operations	(32.6)	(9.3)	NM
Net realized capital loss	(1.6)	(4.2)	(62)

Net loss	$(34.2)	$(13.5)	153%

NM = not meaningful or in excess of 200%.

The increase in net loss for the first nine months of 2000 can primarily be attributed to earnings strain associated with the significant growth in the Company’s annuity and life insurance businesses, partially offset by improved mortality and higher fees received from separate accounts. It is generally expected that the increase in policyholders’ reserves and costs related to the production of new business will exceed the amount of premium earned in the first year of a policy, causing operating losses. Management expects a certain level of losses may continue in conjunction with future growth.

Costs related to the production of new business are impacted by commissions and other variable producer compensation, management fees from MassMutual and business issuance/processing costs, which include policy assembly and other customer service activities including fluctuations in the market value of variable funds during the processing of deposits. During the third quarter, costs related to the production of new business as a percentage of premiums were lower, primarily because a larger portion of new business was generated through variable annuity exchange programs with MassMutual contract owners. See Related Party Transactions footnote for further information on the annuity exchange programs with MassMutual.

The following table sets forth premium data for the Company’s products:

	Nine Months Ended September 30,

	2000	1999	% Change
		($ In Millions)
Premium Income:
Annuities and supplementary contracts	$1,597.3	$341.8	NM	%
Universal, variable, term & corporate owned life	337.4	199.0	70

Total direct premiums	1,934.7	540.8	NM
Reinsurance ceded	(84.4)	(46.2)	83

Total	$1,850.3	$494.6	NM	%

NM = not meaningful or in excess of 200%.

Premium income increased in 2000 primarily due to increases in premiums of variable annuity products, universal life and variable life. The overall increase in premium income is primarily the result of management’s decision to issue a significant number of new and enhanced product offerings through the Company and variable annuity exchange programs, causing a shift in sales away from MassMutual toward the Company. These product development efforts included the redesign of an existing variable universal life product, the issuance of a new variable universal life product in 1999, the introduction of two new annuity products, and the addition of new fund options on existing products.

The Company’s business mix has shifted significantly as a result of increasing sales of annuity products. Universal and other life products comprised 14% of total net premium income for the nine months ended September 30, 2000, compared to 31% for the same period in 1999. Annuity products were 86% of total net premium income for the nine months ended September 30, 2000, compared to 69% for the same period in 1999.

The components of net investment income are set forth in the table below:

	Nine Months Ended September 30,

	2000	1999	% Change
		($ In Millions)
Gross Investment Income:
Bonds	$46.0	$38.1	21%
Mortgage loans	15.6	9.0	73
Other investments	2.8	2.1	33
Policy loans	5.5	6.4	(14)
Cash and short-term investments	7.4	3.9	90

Total gross investment income	77.3	59.5	30
Investment expenses	(2.3)	(1.9)	21
IMR amortization	0.2	0.4	(50)

Net investment income	$75.2	$58.0	30%

Net investment income increased for the nine months ended September 30, 2000 due to a 12% increase in average invested assets and an increase in gross yield for the investment portfolio to 8.0% in 2000 from 6.9% in 1999. After expenses and IMR amortization, net annualized yields were 7.7% and 6.7%, for the periods ended September 30, 2000 and 1999, respectively. Fluctuations in market conditions will impact future investment results.

The annualized yield on each investment category, before federal income taxes, is calculated as: (a) two times gross investment income divided by (b) the sum of assets at the beginning of the period and assets at the end of the period, less gross investment income, (c) multiplied by four thirds.

The increase in gross investment income from bonds for the nine months ended September 30, 2000 is primarily due to a 14% increase in average invested bonds while the annualized yield increased to 7.8% in 2000 from 7.4% in 1999. The increase in income from mortgage loans is due to a 34% increase in average invested mortgage loans and an increase in the annualized yield from 7.2% in 1999 to 9.4% in 2000. The increase in gross investment income from cash and short-term investments is primarily due to a 68% increase in average invested cash and short-term investments balances over the prior year.

The increase in fees and other income is primarily due to contract charges from the separate accounts, which increased $20.2 million or 150%, to $33.7 million for the nine months ended September 30, 2000 from $13.5 million for the same period in 1999. This increase is attributable to the continued growth in the Company’s separate account assets over the prior year.

Policyholders’ benefits and payments increased for the nine months ended September 30, 2000 primarily due to surrender benefits on individual annuity products. Individual annuity surrenders increased $136.8 million, or 46%, from the prior year. Life insurance surrenders increased $8.2 million, or 32%, from the prior year.

Addition to policyholders’ reserves and funds includes the change in general account reserves and transfers to and from the separate accounts, based upon policyholder elections. The growth in these benefits is primarily attributable to the Company’s premium and sales growth. The increase for the nine months ended September 30, 2000 includes a $1,233.2 million increase in separate account deposits, partially offset by a $106.7 million increase in separate account withdrawals and other transfers. General account reserves also increased, primarily due to a $37.2 million increase in the growth in life reserves and a $6.0 million increase in the growth in annuity reserves.

Commissions increased for the nine months ended September 30, 2000 due principally to increases in sales of annuities and life insurance. Annuity products’ commissions increased $25.8 million, or 182%, while life insurance commissions increased $32.5 million, or 91%, between periods. The overall decrease in commissions as a percentage of sales is due to the shift in sales mix to annuity products, which have lower commission rates than life products.

The increase in operating expenses, state taxes, licenses and fees for the nine months ended September 30, 2000 is primarily attributable to the increased production of new business that resulted in increased management fees. Management fees charged by MassMutual include increases in agency allowances and other expenses associated with the production of new business.

The decrease in federal income taxes for the nine months ended September 30, 2000 is primarily attributable to the net loss from operations before federal income taxes, partially offset by the timing of the tax deductibility of acquisition costs and reserves. Taxable income (loss) decreased $26.7 million to a taxable loss of $12.5 million for the nine months ended September 30, 2000 from taxable income of $14.2 million for the same period in 1999.

Realized capital losses, after the transfer to the IMR, decreased due to reduced realized capital losses on bonds, partially offset by increased losses on mortgage loans and hedging instruments.

Statement of Financial Position

Assets

Total assets at September 30, 2000, increased by $1,448.4 million, or 46%, from December 31, 1999. This increase is primarily due to continued growth in the Company’s separate accounts, which increased $1,320.2 million, or 75%, due to growth in net deposits of variable products and market appreciation.

General account assets increased $128.2 million, or 9%, to $1,523.9 million as of September 30, 2000, from $1,395.7 million as of December 31, 1999. This increase is primarily due to increases in bonds and transfers due from separate accounts, partially offset by a reduction in cash, short-term investments, investment and insurance amounts receivable and federal income tax receivable. The portfolio of invested assets is managed to support product liabilities in light of yield, liquidity and diversification considerations. The general investment account portfolio does not include the Company’s separate account invested assets.

Bonds at September 30, 2000, were $888.6 million, representing an increase of $153.6 million, or 21%, from $735.0 million at December 31, 1999 due to reinvestment of cash and short-term investments into bonds. During the nine months ended September 30, 2000, $420.0 million of bonds were purchased while maturities and sales proceeds totaled $265.8 million.

Mortgage loans at September 30, 2000, were $233.7 million, representing an increase of $8.3 million, or 4%, from $225.4 million at December 31, 1999. During the nine months ended September 30, 2000, $42.6 million of mortgages were issued while repayments totaled $32.5 million.

Transfers due from separate accounts increased $65.6 million, or 110%, to $124.8 million as of September 30, 2000, from $59.2 million at December 31, 1999. Transfers due from separate accounts represents policyholders’ account values in excess of statutory benefit reserves. This growth is consistent with the overall increase in separate account business in force.

Liabilities

As with assets, most of the growth in 2000 occurred in the separate accounts. Total liabilities at September 30, 2000, increased $1,480.3 million, or 48%, to $4,544.9 million from $3,064.6 million at December 31, 1999.

Policyholders’ reserves and funds at September 30, 2000, were $1,321.0 million, representing an increase of $145.1 million, or 12%, from $1,175.9 million at December 31, 1999. This increase is primarily attributable to growth from new sales in annuity products and interest credited, partially offset by transfers to separate accounts and withdrawals.

Other liabilities increased $9.7 million, or 21%, to $57.0 million from $47.3 million at December 31, 1999. This increase is primarily attributable to an increase in payable for securities purchased.

Shareholder’s Equity

The decrease in shareholder’s equity was primarily due to:

  a year to date September 30, 2000 net loss of $34.2 million, a decrease of $9.0 million due to an annuity reserve adjustment, a decrease of $2.0 million primarily due to unrealized capital losses on other investments, and a decrease of $2.8 million due to an increase in non-admitted assets and other items,

partially offset by:

  capital and surplus contributed by MassMutual of $15 million, and an increase of $1.1 million due to the change in Asset Valuation Reserve (“AVR”) and General Investment Reserve (“GIR”).

Liquidity and Capital Resources

Liquidity

Cash and short-term investments decreased $78.4 million, or 43%, from the prior year as a result of the reinvestment of cash held at December 31, 1999, into higher yielding investments.

Net cash provided by operating activities decreased $42.7 million, or 43%, from the prior year. This decrease is primarily due to increased surrender benefits, withdrawals, general expenses, commissions and state taxes, licenses and fees, partially offset by increased premiums, investment and fee income.

Loans and purchases of investments increased $19.4 million, or 4%, while sales and maturities of investments and receipts from repayment of loans increased $9.8 million, or 3%, from the prior year. The increase in net cash used in investing activities is primarily due to a larger volume of investment purchases due to business growth between years.

Capital Resources

In June, 2000, MassMutual made a $15 million capital and surplus contribution necessary to support the Company’s continued business growth. The Board of Directors of MassMutual has authorized the contribution of funds to the Company sufficient to meet the capital requirements of all states in which the Company is licensed to do business. MassMutual’s management is committed to keeping a prudent amount of surplus in the Company.

As of September 30, 2000, the Company’s total adjusted capital as defined by the NAIC was $85.0 million. The NAIC developed the Risk Based Capital (“RBC”) model to compare the total adjusted capital with a standard design in order to reflect an insurance company’s risk profile. Although management believes that there is no single appropriate means of measuring RBC needs, management feels that the NAIC approach to RBC measurement is reasonable, and the Company manages its capital position with significant attention to maintaining adequate total adjusted capital relative to RBC. The Company’s total adjusted capital was in excess of all RBC standards at September 30, 2000. Management believes that the Company enjoys an adequate capital position in light of its risks and the Company is well positioned to meet policyholder and other obligations.

Part I
Item 3

Quantitative and Qualitative Disclosure about Market Risk

The Company’s market risk and financial instrument holdings as of September 30, 2000, are similar to its market risk and financial instrument holdings as of December 31, 1999, a description of which is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

Part II
Item 6

     C.M. Life Insurance Company
Exhibits and Reports on Form 8-K
September 30, 2000

(a)	Exhibit Index
27. Financial Data Schedule
(b)	Reports on Form 8-K
No reports on Form 8-K were filed by the Registrant with the Securities and Exchange Commission during the quarter ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C.M. Life Insurance Company
(Registrant)

Date:	November 13, 2000	By:	/s/ Robert J. O’Connell*

Robert J. O’Connell
Chairman, President and Chief Executive
Officer (Principal Executive Officer)

Date:	November 13, 2000	By:	/s/ John Miller, Jr.*

John Miller, Jr.
Vice President and Comptroller
(Principal Accounting Officer)

/s/ Richard M. Howe

*Richard M. Howe
On November 13, 2000 as Attorney in Fact, pursuant to Power of Attorney.