Form 10-K
period 2000-12-31
C M LIFE INSURANCE CO
filed 2001-03-30
CIK 883232

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

Commission File Number 33-45123

C.M. LIFE INSURANCE COMPANY

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

Registrant has 12,500 shares of common stock outstanding on March 28, 2001, all of which are owned by Massachusetts Mutual Life Insurance Company.

PART I

Item 1. Business

We are a stock life insurance company located at 140 Garden Street, Hartford, Connecticut, 06154, Effective March 1, 1996, we became a wholly-owned stock life insurance subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”) when the operations of our former parent, Connecticut Mutual Life Insurance Company were merged with and into MassMutual.

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

Functionally, we are part of MassMutual’s operations, and as a result, a discussion of MassMutual’s operations is useful for an understanding of our business.

MassMutual is a mutual life insurance company organized as a Massachusetts corporation, which was originally chartered in 1851. As a mutual life insurance company, MassMutual has no shareholders. In addition to the sales of individual life insurance, MassMutual also provides, a wide range of annuity and disability products distributed primarily through career agents. MassMutual also provides, directly or through its subsidiaries, a wide range of pension products and services, as well as investment services to individuals, corporations, and institutions in all 50 states of the United States, and the District of Columbia. MassMutual and its subsidiaries or affiliates are also licensed to transact business in Puerto Rico, six provinces of Canada, Hong Kong, Chile, Argentina, Bermuda, and Luxembourg.

MassMutual’s principal lines of business are:

  Individual Line, which includes life, disability, annuities, corporate owned life insurance, long term care and investment products and services; and
  Retirement Services, which provides retirement plan sponsors and participants a full range of products and services in the defined contribution, defined benefit, and non-qualified deferred compensation plan markets

Effective January 1, 2000, the MassMutual Investment Group was merged into David L. Babson & Company, Inc., a MassMutual wholly-owned subsidiary. MassMutual Investments provides investment advisory services to us, our affiliates, and various outside individual and institutional investors through MassMutual’s investment management staff and its subsidiaries: Oppenheimer Acquisition Corporation, which owns OppenheimerFunds Inc.; DLB Acquisition Corporation, which owns David L. Babson & Company, Inc.; Antares Capital Corporation; and Cornerstone Real Estate Advisers, Inc.. The results of operations of these investments are allocated to and reflected in the financial results of Mass Mutual's other product lines of business.

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

Products

The principal products we offer include:

  universal life insurance, variable universal life insurance, survivorship life insurance, term life insurance, and individual annuity products.

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

Variable Universal Life. Variable universal life insurance provides the policyholder, within guidelines established by the terms of the policy, the ability to select and change premium levels, amounts of death benefits, and investment options. We credit premiums in excess of specified sales charges to the account value of the policy. We apply net premiums, as instructed by the policyholder, to a guaranteed principal account backed by our general investment account, or to one or more of our separate accounts. The policyholder bears the investment risk for cash values in the separate accounts. We deduct the cost of insurance and administrative charges from the accumulating account value to which we credit the premiums. In 2000, we introduced an enhanced survivorship variable universal life insurance product (SVUL II) that pays a death benefit upon the death of the second of two insureds.

Term Life. Term life insurance provides life insurance protection for a fixed period and has no cash value. We offer a variety of term insurance products designed to meet varying client needs. Almost all term insurance products allow conversion within a specified time period to one of our other insurance products.

Fixed and Variable Annuities. Annuity products provide for the payment of periodic benefits at regular intervals beginning at a specified date and continuing for a specific period of time or for life. For our fixed annuity products, we credit premiums to the account value of the contract, which are allocated to a fixed account backed by our general investment account. Variable annuities are individual non-participating contracts which provide for either a single or periodic premium, which may be directed to a guaranteed principal account backed by general investment account, or to one of several separate account investment options for which the investment risk is borne by the contract holder. In 2000, we increased the number of investment options in our flagship Panorama Premier and Panorama Passage variable annuity products to better serve our increasingly sophisticated client base.

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

We have a modified coinsurance quota-share reinsurance agreement with MassMutual whereby we cede 75% of the premiums on certain universal life policies. In return, MassMutual pays us a stipulated expense allowance, death and surrender benefits, and a modified coinsurance adjustment based upon experience. Assets and related reserves for payment of future benefits on the ceded policies are retained by us. Premium income of $26.7 million in 2000, $29.8 million in 1999 and $33.7 million in 1998 was ceded to MassMutual. Policyholder benefits of $38.4 million in 2000, $38.7 million in 1999 and $38.4 million in 1998 were ceded to MassMutual.

We also have a stop-loss agreement with MassMutual under which we cede claims, which, in aggregate, exceed 32% of the covered volume for any year, with maximum coverage of $25.0 million above the aggregate limit. The aggregate limit was $72.4 million in 2000, $45.4 million in 1999, and $36.9 million in 1998 and it was not exceeded in any of the years. Premium income of $1.3 million in 2000 and 1999 and $1.0 million in 1998 were ceded to MassMutual.

Effective January 1, 2000, we entered into a coinsurance agreement with MassMutual, whereby we cede substantially 100% of the premiums on new issues of certain universal life policies. In return, MassMutual pays us a stipulated expense allowance and death and surrender benefits. MassMutual holds the assets and related reserves for payment of future benefits on the ceded policies. Premium income of $47.3 million were ceded to MassMutual in 2000. Policyholders’ benefits of $5.9 million were ceded to MassMutual in 2000.

Competition

The life insurance industry is highly competitive. There are more than 1,400 life insurance companies in the United States, many of which offer insurance products similar to those we market. In addition to competition within the industry, insurers are increasingly facing competition from non-traditional sources in the financial services industry. Such businesses include mutual funds, banks, securities brokerage houses, and other financial service entities. Many of our competitors provide alternative investment and savings vehicles for consumers. Legislative initiatives at the federal level were enacted in November of 1999 that could reorder the financial services industry, thereby changing the environment in which we compete.

We believe our financial strength, agent skill, and product performance provide competitive advantages for the products we offer in these markets. Our, and MassMutual’s, year-end 2000 ratings were again among the highest enjoyed by any company in any industry. Our, and MassMutual’s, AAA financial strength rating from Standard & Poor’s, A++ (Superior) financial strength rating from A.M. Best, and AAA claims-paying rating from Fitch were the highest possible. Our, and MassMutual’s, Aa1 financial strength rating from Moody’s Investors Service was the highest in its “Excellent” category.

Each rating agency independently assigns ratings based on its own separate review and takes into account a variety of factors, which are subject to change in making its decision. Accordingly, there can be no assurance of the ratings that will be afforded us in the future.

Transactions with MassMutual

We have an agreement with MassMutual whereby, for a fee, MassMutual furnishes us, as required, operating facilities, human resources, computer software development and managerial services. Also, MassMutual provides us with investment and administrative services pursuant to a management services agreement. Fees incurred under the terms of these agreements were $172.6 million in 2000 $124.5 million in 1999, and $74.1 million in 1998.

In 1999, we began participating in variable annuity exchange programs with our parent whereby certain MassMutual variable annuity contract holders can make a non-taxable exchange of their contract for an enhanced C.M. Life variable annuity contract. We received premiums of $1,090.9 million in 2000 and $117.8 million in 1999, related to these exchange programs. We are currently negotiating with MassMutual, to compensate MassMutual for the lost revenue associated with the exchange of these contracts. As of December 31, 2000, we have recorded accrued commissions of $12.0 million as an estimate of compensation due MassMutual. On March 13, 2001, we paid $5 million of the $12 million due MassMutual.

Regulation

We are organized as a Connecticut stock life insurance company, and are subject to Connecticut laws governing insurance companies. We are regulated and supervised by the State of Connecticut Insurance Commissioner. By March 1 of every year, we must prepare and file an annual statement, in a form prescribed by the State of Connecticut Insurance Department, as of December 31 of the preceding year. The Commissioner’s agents have the right at all times to review or examine our books and assets. A full examination of our operations is conducted periodically according to the rules and practices of the National Association of Insurance Commissioners. We are also subject to the insurance laws of the states in which we are authorized to do business, to various federal and state securities laws and regulations, and to regulatory agencies that administer those laws and regulations.

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

New Accounting Pronouncements

In 1998, the NAIC adopted the Codification of Statutory Accounting Principles (“Codification”). Codification provides a comprehensive guide of statutory accounting principles for use by insurers in the United States of America and is effective January 1, 2001. The effect of adopting Codification will be reported as an adjustment to shareholder’s equity on the effective date. We initially estimated the impact as of January 1, 2001, to be an increase of $11.0 million. Included in this total adjustment to shareholder’s equity is the change in accounting for certain investments and the admission of net deferred tax assets. We believe that we have made a reasonable estimate based upon our interpretation of the principles outlined in Codification. However, future clarification of these principles by the State of Connecticut Department of Insurance or the NAIC may have a material impact on these estimates.

Item 2. Properties

Our principal office is located at 140 Garden Street, Hartford, Connecticut.

Item 3. Legal Proceedings

We are involved in litigation arising in and out of the normal course of business, including class action and purported class action suits which seek both compensatory and punitive damages. While we are not aware of any actions or allegations which should reasonably give rise to any material adverse effect, the outcome of litigation cannot be foreseen with certainty. It is the opinion of our management, after consultation with legal counsel, that the ultimate resolution of these matters will not materially affect our financial position, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during 2000, other than routine corporate governance matters.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

We are a wholly owned subsidiary of Massachusetts Mutual Life Insurance Company, and as such, there is no market for our common stock.

Item 6. Selected Financial Data

We have prepared the accompanying statutory financial information, in conformity with the statutory accounting practices, except as to form, of the National Association of Insurance Commissioners (“NAIC”) and the accounting practices prescribed or permitted by the State of Connecticut Insurance Department (“statutory accounting practices”).

The following statutory information as of and for the years ended December 31, 2000, 1999, 1998, 1997, and 1996 has been derived from our audited statutory financial statements. The 2000 and 1999 statutory financial statements have been audited by Deloitte & Touche LLP, independent auditors’. The statutory financial statements for the years 1996 through 1998 were audited by auditors other than Deloitte & Touche LLP.

The accompanying statutory financial statements are different in some respects from financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The more significant differences are as follows:

(a)	acquisition costs, such as commissions and other costs directly related to acquiring new business, are charged to current operations as incurred, whereas GAAP would capitalize, these expenses and recognize them over the life of the policies;
(b)	statutory policy reserves are based upon the commissioners’ reserve valuation methods and statutory mortality, morbidity, and interest assumptions, whereas GAAP reserves would generally be based upon net level premium and estimated gross margin methods and appropriately conservative estimates of future mortality, morbidity, and interest assumptions;
(c)	bonds are generally carried at amortized cost whereas GAAP generally reports them at fair value;
(d)	deferred income taxes are not provided for book-tax temporary differences as would be required by GAAP; and
(e)	payments received for universal and variable life products and variable annuities are reported as premium income and changes in reserves, whereas under GAAP, these payments would be recorded as deposits to policyholders’ account balances.

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

We maintain an Asset Valuation Reserve (“AVR”) and an Interest Maintenance Reserve (“IMR”), in compliance with regulatory requirements. The AVR and other investment reserves stabilize surplus against fluctuations in the value of stocks and bonds. The IMR defers after-tax realized capital gains and losses that result from changes in the overall level of interest rates, for all types of fixed income investments and interest related hedging activities. These interest related capital gains and losses are amortized into net investment income using the grouped method over the remaining life of the investment sold or over the remaining life of the underlying asset.

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

This information should be read in conjunction with, and is qualified in its entirety by, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and other information included elsewhere in this filing. The results for past accounting periods are not necessarily indicative of the results to be expected for any future accounting period.

     C.M. Life Insurance Company
Selected Historical Financial Data
For the Years Ended December 31,

(In Millions)

	2000	1999	1998	1997	1996

Revenue:
Premium income	$2,288.4	$938.8	$406.4	$331.3	$314.4
Net investment income	100.9	85.0	82.4	75.3	75.2
Fees and other income	76.0	8.4	5.5	7.5	8.7

	2,465.3	1,032.2	494.3	414.1	398.3

Benefits and expenses:
Policyholders’ benefits and payments	463.9	332.2	185.2	100.4	99.0
Addition to policyholders’ reserves and	1,679.7	518.7	168.8	200.7	217.8
funds
Commissions	140.2	82.6	49.6	33.5	25.0
Operating expenses, state taxes,
licenses and fees	185.2	131.9	80.2	53.0	48.6

	2,469.0	1,065.4	483.8	387.6	390.4

Net gain (loss) from operations before
federal income taxes	(3.7)	(33.2)	10.5	26.5	7.9
Federal income taxes	7.2	2.1	6.8	19.0	6.3

Net gain (loss) from operations	(10.9)	(35.3)	3.7	7.5	1.6
Net realized capital loss	(3.0)	(8.7)	(1.1)	0.1	0.6

Net income (loss)	$(13.9)	$(44.0)	$2.6	$7.6	$2.2

Assets:
General account assets	$1,666.2	$1,402.6	$1,212.0	$1,122.7	$1,086.8
Separate account assets	3,074.2	1,764.2	1,318.9	1,096.5	779.8

Total assets	$4,740.4	$3,166.8	$2,530.9	$2,219.2	$1,866.6

Liabilities:
Policyholders’ reserves and funds	$1,362.9	$1,175.9	$996.3	$951.0	$907.5
Asset valuation and investment reserves	20.8	22.7	23.9	26.6	21.8
Other liabilities (3)	135.8	108.7	50.8	31.9	47.7
Separate account liabilities	3074.2	1,764.2	1,318.9	1,096.5	779.8

Total liabilities	4,593.7	3,071.5	2,389.9	2,106.0	1,756.8

Shareholder’s Equity:
Common stock	2.5	2.5	2.5	2.5	2.5
Paid-in capital and contributed surplus(1)	153.8	68.8	68.8	43.8	43.8
Unassigned surplus	(9.6)	24.0	69.7	66.9	63.5

Total shareholder’s equity	146.7	95.3	141.0	113.2	109.8

Total liabilities and shareholder’s equity	$4,740.4	$3,166.8	$2,530.9	$2,219.2	$1,866.6

Total adjusted capital data (2)
Total shareholder’s equity	$146.7	$95.3	$141.0	$113.2	$109.8
Asset valuation reserve	20.8	20.9	21.5	22.7	18.5

Total adjusted capital	$167.5	$116.2	$162.5	$135.9	$128.3

(1)	In 2000, we received a surplus contribution of $85.0 million from MassMutual and in 1998, we received a surplus contribution of $25.0 million from MassMutual.
(2)	Defined by the NAIC as surplus plus AVR.
(3)	Includes payable to parent of $61.2 million in 2000, $49.9 million in 1999, $28.8 million in 1998, $13.6 million in 1997 and $9.6 million in 1996.

We reclassified prior year amounts to conform with the current year presentation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the audited Statutory Financial Statements, Notes to Statutory Financial Statements, and Selected Historical Financial Data. This Management’s Discussion and Analysis reviews our financial condition at December 31, 2000 and 1999, our results of operations for the past three years and, where appropriate, factors that may affect our future financial performance.

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

At December 31, 2000, we had $4.7 billion in total statutory assets, over 250 thousand individual policyholders and $65.0 billion of direct individual life insurance in force. Our total adjusted capital, as defined by the National Association of Insurance Commissioners (“NAIC”), was $167.5 million at December 31, 2000.

The following table sets forth the calculation of total adjusted capital:

		December 31,
	2000	1999	1998
		($ In Millions)
Shareholder’s equity	$146.7	$ 95.3	$141.0
Asset valuation reserve	20.8	20.9	21.5

Total adjusted capital (1)	$167.5	$116.2	$162.5

(1) Defined by the NAIC as surplus plus AVR.

Objective testimony to our strong performance and market position is reflected in our ratings, which at year-end 2000 were again among the highest enjoyed by any company in any industry. Our, and MassMutual’s, year-end 2000 ratings were again among the highest enjoyed by any company in any industry. Our, and MassMutual’s, AAA financial strength rating from Standard & Poor’s, A++ (Superior) financial strength rating from A.M. Best, and AAA claims-paying rating from Fitch were the highest possible. Our, and MassMutual’s, Aa1 financial strength rating from Moody’s Investors Service was the highest in its “Excellent” category. Each rating agency independently assigns ratings based on its own separate review and takes into account a variety of factors, which are subject to change in making its decision. Accordingly, there can be no assurance of the ratings that will be afforded us in the future.

Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 provides a “Safe harbor” for forward-looking statements which are identified as such and are accompanied by the identification of important factors which could cause a material difference from the forward-looking statements.

Certain information contained in this discussion is or may be considered forward-looking. Forward-looking statements are those not based on historical information, but rather, related to future operations, strategies, financial results, or other developments, and contain terms such as “may,” “expects,” “should,” “believes,” “anticipates,” “intends,” “estimates,” “projects,” “goals,” “objectives,” or similar expressions.

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

Results of Operations

The following table sets forth the components of our net income (loss):

	Years Ended December 31,

				% Change 00 vs 99	% Change 99 vs 98

	2000	1999	1998
	($ In Millions)
Revenue:
Premium income	$2,288.4	$ 938.8	$ 406.4	144%	131%
Net investment income	100.9	85.0	82.4	19	3
Fees and other income	76.0	8.4	5.5	NM	53

Total revenue	2,465.3	1,032.2	494.3	139	109

Benefits and Expenses:
Policyholders’ benefits and payments	463.9	332.2	185.2	40	79
Addition to policyholders’ reserves and funds	1,679.7	518.7	168.8	NM	NM
Commissions	140.2	82.6	49.6	70	67
Operating expenses, state taxes, licenses and fees	185.2	131.9	80.2	40	65

Total benefits and expenses	2,469.0	1,065.4	483.8	132	120

Net gain (loss) from operations
before federal income taxes	(3.7)	(33.2)	10.5	89	NM
Federal income taxes	7.2	2.1	6.8	NM	(69)

Net gain (loss) from operations	(10.9)	(35.3)	3.7	69	NM
Net realized capital loss	(3.0)	(8.7)	(1.1)	66	NM

Net income (loss)	$(13.9)	$ (44.0)	$ 2.6	68%	NM	%

NM = not meaningful or in excess of 200%.

Net losses decreased in 2000 primarily due to a new universal life coinsurance treaty, effective January 1, 2000, resulting in increased commission and expense allowance benefits from MassMutual. Excluding this coinsurance treaty, our net loss was approximately the same as the prior year due to continued growth in our annuity and life insurance businesses, partially offset by improved mortality and higher fees received from separate accounts. It is generally expected that the increase in policyholders’ reserves and costs related to the production of new business will exceed the amount of premium earned in the first year of a policy, causing operating losses. We expect that a certain level of losses may continue in conjunction with future growth.

Costs related to the production of new business are impacted by commissions and other variable producer compensation, management fees to MassMutual and business issuance and processing costs, which include policy assembly and other customer service activities including fluctuations in the market value of variable funds during the processing of deposits. During 2000, costs related to the production of new business as a percentage of premiums were lower, primarily because a larger portion of new business was generated through variable annuity exchange programs with MassMutual contract owners. See Related Party Transactions, footnote 7, Notes to Statutory Financial Statements, for further information on the annuity exchange programs with MassMutual.

Net income decreased in 1999 due to the continued growth in our annuity business, as well as increases in the amount of life insurance in force. This growth has caused a significant increase in acquisition and related costs, which exceed first year premiums on new business. Generally, the result of this growth is increased policyholders’ benefits and payments, addition to policyholders’ reserves and funds, commissions and expenses, partially offset by increased premium income.

Selected premium and life insurance information is presented below:

	Years Ended December 31,

				% Change 00 vs 99	% Change 99 vs 98

	2000	1999	1998
	($ In Millions)
Premium Income:
Term life	$18.6	$23.4	$25.4	(21)%	(8)%
Universal, variable & corporate owned life	467.7	286.2	177.8	63	61
Annuities and supplementary contracts	1,922.7	693.7	261.4	177	165

Total direct premiums	2,409.0	1,003.3	464.6	140	116
Reinsurance ceded	120.6	64.5	59.2	87	9

Total	$2,288.4	$938.8	$405.4	144%	132%

Life Insurance Sales Face Amount:
Term life	$174.1	$1,610.7	$3,164.9	(89)%	(49)%
Universal, variable & corporate owned life	12,797.4	11,720.0	11,698.5	9	-

Total direct sales	12,971.5	13,330.7	14,863.4	(3)	(10)
Reinsurance ceded	12,654.4	10,885.6	10,625.3	16	2

Total	$317.1	$2,445.1	$4,238.1	(87)%	(42)%

Life Insurance In Force Face Amount:
Term life	$8,848.5	$10,216.5	$10,040.1	(13)%	2%
Universal, variable & corporate owned life	56,113.6	46,491.6	37,048.7	21	25

Total direct in-force	64,962.1	56,708.1	47,088.8	15	20
Reinsurance ceded	42,742.7	35,004.3	27,664.8	22	27

Total	$22,219.4	$21,703.8	$19,424.0	2%	12%

	(In Whole Units)
Number of Policies In Force:
Term life	22,346	25,252	25,262	(12)%	-%
Universal, variable & corporate owned life	177,274	155,237	134,422	14	15
Annuities	58,633	37,279	30,745	57	21

Total	258,253	217,768	190,429	19%	14%

Premium income increased in 2000 and 1999 primarily due to increases in premiums from variable annuity, universal life and variable life products. The overall increase in premium income is primarily the result of a number of new and enhanced product offerings and increases in, variable annuity exchange programs with MassMutual.

These product development efforts included the redesign of an existing variable universal life product, the introduction of two new annuity products in 1999, the introduction of one new variable universal life product in 1999, and the addition of new fund options on existing annuity products.

Our business mix has shifted as a result of increasing sales of annuity products. Annuity products comprised 84% of total net premium income during 2000, compared to 74% in 1999 and 64% in 1998. In contrast, universal and other life products were 16% of total net premium income in 2000, compared to 26% in 1999, and 36% in 1998.

The components of net investment income are set forth in the table below:

	Years Ended December 31,

				% Change 00 vs 99	% Change 99 vs 98
	2000	1999	1998
	($ In Millions)
Gross Investment Income:

Bonds	$62.6	$51.2	$48.4	22%	6%
Mortgage loans	21.1	13.0	8.0	62	63
Other investments	1.5	7.5	9.6	(80)	(22)
Policy loans	8.6	9.7	12.4	(11)	(22)
Cash and short-term investments	9.1	5.5	5.6	66	(2)

Total gross investment income	102.9	86.9	84.0	19	4
Less: Investment expenses	(2.5)	(2.4)	(1.9)	4	26
IMR amortization	0.5	0.5	0.3	-	67

Net Investment Income	$100.9	$85.0	$82.4	19%	3%

Net investment income increased in 2000 primarily due to a 12% increase in average invested assets and an increase in the gross yield for the investment portfolio to 7.8% in 2000 from 7.4% in 1999. Net investment income increased in 1999 due to a 10% increase in average invested assets partially offset by a decrease in the gross yield for the investment portfolio to 7.4% in 1999 from 7.9% in 1998.

The increase in 2000 in gross investment income from bonds is due to increased investment levels coupled with a 50 basis point increase in the gross yield from 1999. Bond yields are increasing as older, lower yielding bonds mature and are replaced with new bonds that have higher yields. The increase in 1999 in gross investment income from bonds is primarily due to increased investment levels as yields remained relatively steady in 1999.

The increase in mortgage loans’ investment income in 2000 and 1999 is primarily due to an increase in outstanding commercial mortgages combined with an overall increase in mortgage yields over the last two years.

The decrease in other investments gross investment income in 2000 is primarily due to a reduction in dividends received from affiliated mutual funds. In 1999, the decrease in gross investment income on other investments resulted primarily from decreased investments in affiliated mutual fund common stock and the receipt of an extraordinary dividend from an affiliated mutual fund in 1998.

The decrease in policy loan gross investment income in 2000 is primarily due to a 19% decrease in average corporate owned life insurance policy loan balances between years. In 1999, gross investment income from policy loans declined due to a shift in the policy loan mix from corporate-owned life insurance type loans to traditional life insurance type loans as a result of a large surrender in late 1999 of a corporate owned life policy with an outstanding policy loan of $33 million.

The increase in gross investment income from cash and short-term investments in 2000 is primarily due to an increase in average invested cash and short-term investments balances over the prior year.

Fluctuations in market conditions will impact future investment results.

The components of fees and other income are set forth in the table below:

	Years Ended December 31,

				% Change 00 vs 99		% Change 99 vs 98
	2000	1999	1998
	($ In Millions)

Fees	$48.4	$22.7	$14.1	113%		61%
Commission and expense allowance on reinsurance ceded	55.7	10.7	13.1	NM		(18)
Reserve adjustment on reinsurance ceded	(28.1)	(25.0)	(21.6)	(12)		(16)

Total fees and other income	$76.0	$8.4	$5.6	NM	%	50%

NM = not meaningful or in excess of 200%.

Fees increased in 2000 and 1999 due to increases in fees collected from separate accounts as a result of increased variable life and variable annuity sales. Additionally, in 2000, commissions and expense allowances on reinsurance ceded increased primarily due to a new coinsurance agreement with MassMutual resulting in a $45.0 million increase in commission and expense allowance benefits. In 1999, we experienced a decrease in commissions and expense allowances on reinsurance ceded and an increase in the reserve adjustment on reinsurance ceded as a result of credits we received on our modified coinsurance agreement with MassMutual.

The increase in policyholders’ benefits and payments in 2000 and 1999 is primarily attributable to surrender benefits on individual annuity products and a $33.0 million 1999 surrender of one large corporate owned life insurance contract holder.

Individual annuity surrenders increased $156.6 million, or 69%, in 2000 and $98.9 million, or 44%, during 1999 with the majority of the withdrawals coming from separate accounts. We believe this increased rate of individual annuity surrenders is primarily due to two factors:

1)	a natural increase in the dollar amount of surrenders as business growth causes a higher level of annuity customer account values and,
2)	the investment fund options currently offered with our annuity products use a “value” based investment philosophy that has temporarily fallen out of favor when compared to other investment options, such as “growth” funds, due to market conditions over the last few years.

Though it is not known if an increased level of surrenders will continue, we have and are taking steps that we believe will reduce surrender activity by enhancing product offerings through the addition of new fund options and other product features. Annuity benefits and payments increased $12.4 million in 2000 and $1.1 million in 1999 primarily due to an increase in annuity death benefits.

Life insurance surrenders increased $7.1 million in 2000 and $3.1 million in 1999. The life insurance lapse rate, which is based on the amount of life insurance in force, improved to 7.4% for 2000 from 7.9% in 1999 and 6.7% in 1998. Death claims, net of reinsurance, decreased $11.2 million in 2000 to $23.3 million compared to an increase of $11.1 million in 1999. This decrease in 2000 is due to favorable direct mortality experienced in the life and corporate owned life strategic business units. The increase in 1999 is primarily due to unfavorable direct mortality experience, partially offset by favorable reinsurance recoveries.

Addition to policyholders’ reserves and funds includes transfers to and from the separate accounts, based upon policyholder elections, and the change in general account reserves. The increase during 2000 was primarily due to a $1,383.7 million increase in separate account deposits, partially offset by a $222.7 million increase in separate account withdrawals and other transfers. The increase during 1999 is primarily attributable to a $329.8 million increase in separate account deposits, partially offset by a $109.4 million increase in separate account withdrawals and other transfers. The change in general account reserves was relatively level in 2000 whereas in 1999 these expenses grew due to an increase in annuity deposits into the general account.

Commissions increased in 2000 and 1999 primarily due to increases in sales of annuities and life insurance. Life insurance commissions increased $33.5 million in 2000 and $21.1 million in 1999, while commissions on annuity products increased $24.1 million in 2000 and $11.9 million in 1999. Annuity commissions include amounts due MassMutual for participation in various variable annuity exchange programs. Throughout the last several years, overall commissions as a percentage of sales decreased due to a shift in the sales mix from life products to annuity products, which have lower commission rates than life products.

The increase in operating expenses, state taxes, licenses, and fees during 2000 and 1999 is primarily attributable to the increased production of new business that resulted in increased management fees. Management fees charged by MassMutual include increases in agency allowances and other expenses associated with the production of new business.

The increase in federal income taxes during 2000 is primarily attributable to the declining net loss from operations before federal income taxes plus the timing of the tax deductibility of policyholder acquisition costs. The decrease in federal income taxes in 1999 is due to the declining net gain (loss) from operations before federal income taxes, partially offset by the difference between statutory insurance reserves and tax reserves and the timing of the tax deductibility of policyholder acquisition costs and other items.

Net realized capital gains (losses) were comprised of the following:

	Years Ended December 31,

				% Change 00 vs 99	% Change 99 vs 98

	2000	1999	1998
	($ In Millions)
Realized Capital Gains (Losses):
Bonds	$(0.4)	$(2.8)	$4.2	86%	(167)%
Mortgage loans	(1.6)	(0.1)	(0.8)	NM	87
Other investments	(8.4)	(7.6)	0.1	(11)	NM
Federal and state taxes	2.2	0.4	(2.0)	NM	120

Net realized capital gains (losses) before deferral into IMR	(8.2)	(10.1)	1.5	19	NM
Gains (losses) deferred into IMR	7.9	2.1	(4.0)	NM	153

Less: taxes on net deferred gains (losses)	(2.7)	(0.7)	1.4	NM	(150)

Net deferred into IMR	5.2	1.4	(2.6)	NM	154

Net realized capital gains (losses)	$(3.0)	$(8.7)	$(1.1)	66%	NM	%

NM = not meaningful or in excess of 200%.

The decrease in 2000 realized capital losses after transfers to the IMR, is primarily attributable to a decline in losses from investments in affiliated mutual funds. We attribute the increase in 1999 realized capital losses after transfers to the IMR, primarily to losses from investments in affiliated mutual funds, and credit related losses from the sale of bonds.

Statement of Financial Position

The following table sets forth our more significant assets, liabilities and shareholder’s equity:

	Years Ended December 31,

	2000	1999	% Change
Assets:	($ In Millions)

Bonds	$898.8	$735.0	22%
Mortgage loans	270.1	225.4	20
Other investments	27.9	25.6	9
Policy loans	124.0	120.7	3
Cash and short-term investments	115.4	182.0	(37)

Total investments	1,436.2	1,288.7	11
Other assets	230.0	113.9	102

	1,666.2	1,402.6	19
Separate account assets	3,074.2	1,764.2	74

Total assets	$4,740.4	$3,166.8	50%

Liabilities and shareholder’s equity:

Policyholders’ reserves and funds	$1,362.9	$1,175.9	16%
Asset valuation and other investment reserves	20.8	22.7	(8)
Other liabilities	135.8	108.7	25

	1,519.5	1,307.3	16
Separate account liabilities	3,074.2	1,764.2	74

Total liabilities	4,593.7	3,071.5	50

Shareholder’s equity	146.7	95.3	54

Total liabilities and shareholder’s equity	$4,740.4	$3,166.8	50%

Assets

Total assets at December 31, 2000, increased by $1,573.6 million, from December 31, 1999. We attribute this increase primarily to continued growth in our separate accounts, as the result of continued growth in deposits of variable products, partially offset by withdrawals.

General account assets increased $263.6 million, or 19%, to $1,666.2 million as of December 31, 2000, from $1,402.6 million as of December 31, 1999. We attribute this increase primarily to increases in bonds, mortgage loans and other assets, partially offset by a reduction in cash and short-term investments. These increases in investments were primarily the result of our continued growth and the investment of cash flow generated by our operations, as well as a capital contribution from our parent, MassMutual.

The increase in bonds during 2000 includes $485.7 million in purchases and $319.9 million of maturities and sales proceeds. There was a slight change in the mix of bonds at December 31, 2000, compared with December 31, 1999. Bond investments in U. S. Treasury and other government holdings decreased to 8% of the total portfolio at December 31, 2000, from 12% as of December 31, 1999 while mortgage-backed securities increased from 7% to 10% during this same time period. Corporate debt securities remained level at 76% of the portfolio in 2000 and 1999.

Bonds and short-term securities in NAIC classes 1 and 2 were 64% of general account invested assets at December 31, 2000, and December 31, 1999. The percentage of our general account invested assets representing bonds and short-term investments in NAIC classes 3 through 6 increased to 7% at December 31, 2000, from 6% at December 31, 1999. See “Investments” section for more discussion of NAIC Investment classes.

The increase in mortgage loans is primarily attributed to a continuation of our strategy of increasing our investments in mortgage loans due to favorable market conditions. For the year ended December 31, 2000, $82.7 million of new loans were issued and $38.7 million was received on outstanding accounts.

Other investments consisting of financial options, interest rate caps and floors, affiliated common stocks and preferred stocks increased in 2000 due to market appreciation.

The increase in other assets is due primarily to a $79.6 million increase in transfers due from separate accounts. Transfers due from separate accounts represents policyholders’ account values in excess of statutory benefit reserves. This growth is consistent with the overall increase in separate account business in force.

Liabilities

As with assets, most of the 2000 growth occurred in the separate account liabilities. The growth in separate accounts is primarily attributable to the continued increase in the deposits of variable annuity products.

The increase in policyholders’ reserves and funds, primarily attributable to growth from new sales in annuity products and interest credited, was partially offset by transfers to separate accounts and withdrawals.

The increase in other liabilities is primarily due to increases in federal income tax payable driven by federal tax expenses and a $11.3 million increase in payable to parent. In 2000, we recorded accrued annuity commissions of $12.0 million as an estimate of compensation due MassMutual for participation in the variable annuity exchange programs. On March 13, 2001, we paid $5 million of the $12.0 million due MassMutual.

Shareholder’s Equity

The increase in shareholder’s equity was due to:

  additional paid in capital of $85.0 million contributed by MassMutual for general corporate purposes, partially offset by:
  a 2000 net loss of $13.9 million,
  a decrease of $9.0 million due to a change in the valuation of policyholders’ reserves, a decrease of $9.0 million primarily due to an increase in non-admitted assets and a decrease of $3.6 million due to unrealized capital losses on bonds and affiliated common stocks.

  Liquidity and Capital Resources

  Liquidity

  Cash and short-term investments decreased $66.6 million, or 37%, during 2000 as a result of cash used in investment activities exceeding funds provided by operating activities.

  Net cash provided by operating activities decreased $91.7 million, or 58%, in 2000. We attribute this decrease primarily to increased surrender benefits, general expenses, and commissions. This decrease was partially offset by increased sales, investment income, and fees from separate accounts.

  Loans and purchases of investments increased $88.1 million, or 18%, primarily due to a higher level of bond purchase activity during 2000 driven by capital contributions received in 2000. Sales and maturities of investments and receipts from repayments of loans decreased $48.1 million, or 12%, in 2000. We attribute this decrease primarily to a reduction in the sales of affiliated mutual funds in 2000.

  In 2000, MassMutual made capital contributions that totaled $85.0 million. The Board of Directors of MassMutual authorized the contribution of funds to meet the capital requirements of all states in which we are licensed to do business.

  We utilize sophisticated asset/liability analysis techniques in order to set the investment policy for each liability class. Additionally, we test the adequacy of the projected cash flow provided by assets to meet all of our future policyholder and other obligations. We perform these studies using stress tests regarding future credit and other asset losses, market interest rate fluctuations, claim losses, and other considerations. The result is a complete picture of the adequacy of our underlying assets, reserves, and capital.

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

  Our liquid assets include U.S. Treasury bond holdings, short-term money market investments, stocks, and marketable long-term fixed income securities. Cash and short-term investments totaled $115.4 million at December 31, 2000. The carrying value of highly liquid securities, comprised of NAIC Class 1 and 2 publicly traded bonds, was approximately $616.2 million at December 31, 2000.

  We proactively manage our liquidity position on an ongoing basis to meet cash needs while minimizing adverse impacts on investment returns. We analyze a variety of scenarios modeling potential demands on liquidity, taking into account the provisions of our policies and contracts in force, our cash flow position, and the volume of cash and readily marketable securities in our portfolio.

  One of our primary liquidity concerns is the risk of early contract-holder and policyholder withdrawal. Life insurance policies are less susceptible to withdrawal than annuity contracts because annuities are primarily used as investment vehicles, while life policies are used to fulfill longer-term financial planning needs. We closely evaluate and manage our liquidity risk by, for example, including provisions in our products such as contingent deferred sales charges assessed against withdrawals to discourage surrenders.

  Based on our ongoing monitoring and analysis of our liquidity sources and demands, we believe that we are in a strong liquidity position.

  Capital Resources

  As of December 31, 2000, our total adjusted capital as defined by the NAIC was $167.5 million. The NAIC developed the Risk Based Capital (“RBC”) model to compare the total adjusted capital with a standard design in order to reflect an insurance company’s risk profile. Although we believe that there is no single appropriate means of measuring RBC needs, we feel that the NAIC approach to RBC measurement is reasonable, and we manage our capital position with significant attention to maintaining adequate total adjusted capital relative to RBC. Our total adjusted capital was well in excess of all RBC standards at December 31, 2000 and 1999. We believe we enjoy a strong capital position in light of our risks and that we are well positioned to meet policyholder and other obligations.

  Inflation

  A large portion of our operating expenses consists of administrative fees charged by MassMutual. The largest component of these fees is salaries, which are subject to wage increases that are at least partially affected by the rate of inflation. Our continuing efforts to control expenses may reduce the impact of inflation on operating expenses.

  Inflation also indirectly affects us. New sales and surrenders of our insurance products, as well as investment income are influenced by inflation to the extent that the government’s economic policy to control the level of inflation results in changes in interest rates.

  Investments

  General

  As directed by our policyholders, the majority of our assets are policyholders’ investments in our separate accounts. We record the assets in our separate accounts at market value, and we pass all investment risks on to our policyholders. The following discussion focuses on the general investment account portfolio, which does not include our separate account assets.

  At December 31, 2000, we had $1,436.2 million of invested assets in our general investment account. We manage the portfolio of invested assets to support the general account liabilities of the business in light of yield, liquidity, and diversification considerations.

  The following table sets forth our invested assets in the general investment account and the related gross investment yield:

	December 31,

		2000			1999			1998

	Carrying	% of		Carrying	% of		Carrying	% of
	Value	Total	Yield	Value	Total	Yield	Value	Total	Yield
	($ In Millions)
Bonds	$898.8	63%	8.0%	$735.0	57%	7.5%	$683.0	60%	7.5%
Mortgage loans	270.1	19	8.9	225.4	18	7.7	126.3	11	7.3
Other investments	27.9	2	5.8	25.6	2	15.9	76.3	7	14.8
Policy loans	124.0	9	7.3	120.7	9	7.4	150.4	13	8.8
Cash and short-term
Investments	115.4	7	6.3	182.0	14	3.9	105.7	9	5.9

Total investments	$1,436.2	100%	7.8%	$1,288.7	100%	7.4%	$1,141.7	100%	7.9%

  We calculate the yield on each investment category, before federal income taxes as: (a) two times gross investment income divided by (b) the sum of assets at the beginning of the year and assets at the end of the year, less gross investment income. If investment expenses were deducted, our net yields would be 7.7%, 7.2%, and 7.7% for the years ended December 31, 2000, 1999 and 1998, respectively.

  Bonds

  The following table provides certain information regarding the maturity distribution of bonds, excluding short-term securities:

	December 31,
	2000

	Carrying	% of
	Value	Total

	($ In Millions)
Due in one year or less	$28.4	3%
Due after one year through five years	232.5	26
Due after five years through ten years	404.1	45
Due after ten years	87.9	10

	752.9	84
Mortgage-backed securities (1)	145.9	16

Total	$898.8	100%

  (1) Average life is 4.8 years, including securities guaranteed by the U.S. Government.

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

  As of December 31, 2000, mortgage-backed securities in the bond portfolio consisted of $90.5 million of Government National Mortgage Association (“GNMA”), and Federal National Mortgage Association (“FNMA”) commitments, Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal Housing Authority (“FHA”) mortgage-backed pass-through securities, and $55.4 million of government agency-backed collateralized mortgage obligations.

  The tables below set forth the carrying value, gross unrealized gains and losses, net unrealized gains and losses and estimated fair value of our bond portfolio (excluding short-term securities) at December 31, 2000 and 1999.

	December 31, 2000

				Net
		Gross	Gross	Unrealized	Estimated
	Carrying	Unrealized	Unrealized	Gains	Fair
	Value	Gains	Losses	(Losses)	Value

	(In Millions)
U.S. Treasury securities and obligations of U.S.
government corporations and agencies	$ 70.2	$ -	$ -	$ -	$ 70.2
Debt securities issued by foreign governments	4.1	-	0.3	(0.3)	3.8
Mortgage-backed securities (1)	86.4	-	-	-	86.4
State and local governments	1.1	-	-	-	1.1
Corporate debt securities	682.6	3.1	3.4	(0.3)	682.3
Utilities	46.5	0.5	0.1	0.4	46.9
Affiliates	7.9	0.3	-	0.3	8.2

Total	$898.8	$3.9	$(3.8)	$0.1	$898.9

	December 31, 1999

				Net
		Gross	Gross	Unrealized	Estimated
	Carrying	Unrealized	Unrealized	Gains	Fair
	Value	Gains	Losses	(Losses)	Value

	(In Millions)

U.S. Treasury securities and obligations of U.S.
government corporations and agencies	$ 85.8	$0.3	$ 2.6	$(2.3)	$ 83.5
Debt securities issued by foreign governments	2.5	0.1	-	0.1	2.6
Mortgage-backed securities (1)	52.3	0.4	1.6	(1.2)	51.1
State and local governments	10.3	0.1	0.4	(0.3)	10.0
Corporate debt securities	561.7	3.3	17.7	(14.4)	547.3
Utilities	16.5	0.1	0.6	(0.5)	16.0
Affiliates	5.9	0.3	-	0.3	6.2

Total	$735.0	$4.6	$22.9	$(18.3)	$716.7

  (1) Excludes GNMA’s which are categorized as obligations of the U.S. Government corporations and agencies.

  The estimated fair value of bonds is based upon quoted market prices for actively traded securities. We subscribe to commercial pricing services providing estimated fair values of fixed income securities that are not actively traded. We generally determine estimated fair values for privately placed bonds by applying interest rate spreads based on quality and asset type to the appropriate duration on the U.S. Treasury yield curve.

  Substantially all of our publicly traded and privately placed bonds are evaluated by the NAIC’s Securities Valuation Office (“SVO”), which assigns securities to one of six NAIC investment classes with Class 1 securities being the highest quality and Class 6 securities being the lowest quality. Classes 1 and 2 are investment grade, Class 3 is medium quality, and Classes 4, 5 and 6 are non-investment grade. For securities which have not yet been rated by the NAIC, we use an internal rating system. We believe that our internal rating system is similar to that used by the SVO.

  The table below sets forth the NAIC SVO ratings for our bond portfolio (including short-term securities) and, what we believe are the equivalent public rating agency designations. At December 31, 2000 and 1999, 90% and 91%, respectively, of the portfolio was invested in NAIC Classes 1 and 2 securities.

       Bond Credit Quality
  (includes short-term securities)

		December 31,

		2000		1999

NAIC
Bond	Rating Agency	Carrying	% of	Carrying	% of
Classes	Equivalent Designation	Value	Total	Value	Total

		($ In Millions)
1	Aaa/Aa/A	$ 447.5	44%	$403.9	45%
2	Baa	466.3	46	416.7	46
3	Ba	63.6	6	53.1	6
4	B	29.2	3	27.4	3
5	Caa and lower	4.2	1	0.8	-
6	In or near default	1.9	-	0.3	-

	Total	$1,012.7	100%	$902.2	100%

  The tables below set forth the NAIC SVO ratings for our publicly traded and privately placed bond portfolios, including short-term securities, along with what we believe are the equivalent public rating agency designations.

  Publicly Traded Bond Credit Quality
  (includes short-term securities)

		December 31,

			2000			1999

NAIC
Bond	Rating Agency	Carrying		% of	Carrying		% of
Classes	Equivalent Designation	Value		Total	Value		Total
				($ In Millions)
1	Aaa/Aa/A	$331.9		53%	$307.4		55%
2	Baa	284.3		45	240.5		43
3	Ba	6.4		1	7.4		1
4	B	6.8		1	2.0		1
5	Caa and lower	0.6		-	0.1		-
6	In or near default	-		-	-		-

	Total	$630.0		100%	$557.4		100%

  Privately Placed Bond Credit Quality (includes short-term securities)

		December 31,

			2000			1999

NAIC
Bond	Rating Agency	Carrying		% of	Carrying		% of
Classes	Equivalent Designation	Value		Total	Value		Total
				($ In Millions)
1	Aaa/Aa/A	$115.6		30%	$96.5		28%
2	Baa	181.9		48	176.2		52
3	Ba	57.3		15	45.7		13
4	B	22.4		6	25.4		7
5	Caa and lower	3.6		1	0.7		-
6	In or near default	1.9		-	0.3		-

	Total	$382.7		100%	$344.8		100%

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

  The following table sets forth by industry category the total bond portfolio, including short-term securities, as of December 31, 2000:

  Bond Portfolio by Industry
  (includes short-term securities)

	December 31, 2000

	Private		Public		Total

	Carrying	% of	Carrying	% of	Carrying	% of
Industry Category	Value	Total	Value	Total	Value	Total
	($ In Millions)
Collateralized (1)	$208.4	33%	$64.7	17%	$273.1	27%
Finance & Leasing Co.	90.6	14	24.8	7	115.4	11
Consumer Services	21.7	3	89.5	23	111.2	11
Natural Resources	57.4	9	50.0	13	107.4	11
Utilities	83.9	13	16.2	4	100.1	10
Construction	28.9	5	54.2	14	83.1	8
Consumer Goods	32.9	5	25.3	7	58.2	6
Media	26.2	4	16	4	42.2	4
Technology	20.2	3	11.3	3	31.5	3
Government	24.7	4	0.1	-	24.8	3
Transportation	12.7	2	9.5	2	22.2	2
Telecommunications	10.0	2	7.4	2	17.4	2
Others	12.4	3	13.7	4	26.1	2

Total	$630.0	100%	$382.7	100%	$1,012.7	100%

  (1)These bonds are collateralized by mortgages backed by FNMA, GNMA or FHLMC and include collateralized mortgage obligations and pass-through securities. These amounts also include asset backed securities such as credit card, automobile, and residential mortgage securities.

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

  The NAIC defines under-performing bonds as those whose deferral of interest and/or principal payments are deemed to be caused by the inability of the obligor to make such payments as called for in the bond contract. At December 31, 2000, we had $3.3 million in under-performing bonds. At December 31, 1999, we had no under-performing bonds.

  As a result of our conservative monitoring process, we generate an internal watch list, which includes certain securities that would not be classified as under-performing under the SVO credit rating system. At December 31, 2000, bonds having a carrying value of $17.7 million, or 2% of the total bond portfolio including short-term securities, had been placed on our internal watch list. The internal watch list is comprised of bonds that have the following NAIC ratings:

    $1.0 million NAIC Class 1,
    $8.7 million NAIC Class 2,
    $2.4 million NAIC Class 3,
    $3.8 million NAIC Class 4, and
    $1.8 million NAIC Class 5.

  Mortgage Loans

  At December 31, 2000, mortgage loans represented 19% of the total investments in the general account compared to 18% at December 31, 1999. Mortgage loans consist of commercial mortgage loans and residential mortgage loan pools. At December 31, 2000, commercial mortgage loans comprised 80% of the mortgage loan portfolio compared to 72% at December 31, 1999.

  The following table provides certain information regarding the contractual maturity distribution of mortgage loans:

	December 31, 2000

	Carrying	% of
	Value	Total
	($ In Millions)
Commercial:
Due in one year or less	$8.3	3
Due after one year through five years	97.1	36
Due after five years through ten years	75.7	28
Due after ten years	33.9	13

Total commercial	215.0	80
Residential	55.1	20

Total	$270.1	100

  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

  Commercial

  Our commercial mortgage loan portfolio consists of fixed and floating rate loans on completed, income producing properties. The majority of the portfolio is fixed rate mortgages.

  At December 31, 2000, 96% of our commercial mortgage loan portfolio consisted of bullet loans compared to 97% at December 31, 1999. Bullet loans are loans that do not fully amortize over their term.

  During 2000 and 1999, all renewed bullet loans were performing assets prior to renewal and all loan renewals reflected market conditions. Past experience with regard to bullet maturities, however, is not necessarily indicative of future results.

  We consider the maturities of commercial mortgage loans to be sufficiently diversified, and carefully monitor and manage maturities in light of our liquidity needs. In 2000, we added approximately twenty-eight new loans. Fifteen of the new loans were office buildings, which resulted in an increase in our carrying value of office building mortgages as illustrated in the following chart. Additionally, in 2000, borrowers paid off eight loans, which totaled $18.9 million.

  The following tables set forth by property type and geographic distribution, the carrying value of commercial mortgage loan balances:

  Commercial Mortgage Loans by Property Type

	December 31,

	2000		1999

	Carrying	% of	Carrying % of
	Value	Total	Value	Total
		($ In Millions)
Office	$130.0	61%	$96.8	60%
Hotels & Motels	44.8	21	36.7	23
Apartments	23.2	11	16.2	10
Retail	9.2	4	8.9	5
Industrial & Other	7.8	3	3.4	2

	$215.0	100%	$162.0	100%

  Commercial Mortgage Loans by Geographic Distribution

	December 31,

	2000		1999

	Carrying	% of	Carrying % of
	Value	Total	Value	Total
		($ In Millions)
West	$46.9	22%	$34.9	22%
Midwest	42.9	20	34.8	21
Northeast	40.2	19	30.6	19
Southwest	38.4	18	32.4	20
Mid–Atlantic	37.2	17	20.7	13
Southeast	9.4	4	8.6	5

	$215.0	100%	$162.0	100%

  Residential

  Our residential mortgage loan portfolio consists of conventional and FHA/VA mortgage pools. We impose rigorous investment standards, including governmental agency guarantees, seasoned pools, and discount pricing as protection against prepayment risk.

  Mortgage Loan Portfolio Surveillance and Under-Performing Investments

  We actively monitor, manage and directly service our commercial mortgage loan portfolio. We review all aspects of loan origination and portfolio management, including:

    lease analysis,
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

  The carrying value of current and potential problem mortgage loans, consisting of restructured mortgage loans, was $2.9 million at December 31, 2000 and $10.3 million at December 31, 1999. There were no problem commercial mortgage loans in process of foreclosure, in default or in actively managed properties.

  The AVR contains a mortgage loan component, which totaled $7.6 million at December 31, 2000. See “Investment Reserves”.

  The following tables set forth current and potential problem mortgage loans by property type and geographic region as of December 31, 2000:

      Commercial Mortgage Loan Distribution by Property Type

	December 31, 2000

	Total	Problem	% of
	Loan	Loan

			Loan
	Amount	Amount	Amount
	($ In Millions)
Office	$130.0	$2.9	2%
Hotels & Motels	44.8	-

			-
Apartments	23.2	-

			-
Retail	9.2	-

			-
Industrial & Other	7.8	-

			-

Total	$215.0	$2.9

			1%

      Commercial Mortgage Loan Distribution by Geographic Region

	December 31, 2000

	Total	Problem	% of
	Loan	Loan	Loan
	Amount	Amount	Amount
	($ In Millions)
West	$46.9	-	-
Midwest	42.9	-	-
Northeast	40.2	$2.9	7%
Southwest	38.4
Mid-Atlantic	37.2	-	-
Southeast	9.4	-	-

Total	$215.0	$2.9	1%

  Investment Reserves

  When we determine that it is probable that the net realizable value of an invested asset is less than our carrying value, we establish and record appropriate write-downs or investment reserves in accordance with statutory practice.

  We determine the net realizable value of bonds in accordance with principles established by the SVO using criteria such as:

    the net worth and capital structure of the borrower,
    the value of the collateral,
    the presence of additional credit support, and
    our evaluation of the borrower’s ability to compete in a relevant market.

  In the case of real estate and commercial mortgage loans, we make borrower and property-specific assessments as well.

  In compliance with regulatory requirements, we maintain the AVR. The AVR stabilizes surplus against non-interest rate related fluctuations in the value of stocks and bonds. We maintain other reserves which are not mandated by regulation, in anticipation of future losses on specific mortgage loans, particularly mortgage loans in the process of foreclosure.

  Our total investment reserves at December 31, 2000, are $20.8 million, a decrease of $1.9 million, or 8%, from $22.7 million in December 31, 1999.

  The following table presents the change in total investment reserves for the years 2000 and 1999:

	Total Investment Reserves

	Bonds, Preferred Stocks and Short-term Investments

		Mortgage Loans	Other Investments
				Total

		(In Millions)

Balance at December 31, 1998 (1)	$6.9	$6.0	$11.0	$23.9

Reserve contributions (2)	1.5	2.4	(3.3)	0.6
Net realized capital gains (losses) (3)	(1.9)	-	(3.6)	(5.5)
Unrealized capital gains (losses) (4)	3.5	-	0.2	3.7

Net change to shareholder’s equity (5)	3.1	2.4	(6.7)	(1.2)

Balance at December 31, 1999 (1)	10.0	8.4	4.3	22.7

Reserve contributions (2)	2.3	0.3	0.4	3.0
Net realized capital gains (losses) (3)	(0.5)	(1.1)	-	(1.6)
Unrealized capital gains (losses) (4)	(1.3)	-	(2.0)	(3.3)

Net change to shareholder’s equity (5)	0.5	(0.8)	(1.6)	(1.9)

Balance at December 31, 2000(1)	$10.5	$7.6	$2.7	$20.8

(1)	The balance is comprised of the AVR and other investment reserves which are recorded as liabilities on the statement of financial position as follows:

		Other Investment Reserves

	AVR		Total

		(In Millions)

Balance at December 31, 1998	$21.5	$2.4	$23.9
Balance at December 31, 1999	$20.9	$1.8	$22.7
Balance at December 31, 2000	$20.8	$ -	$20.8

(2)	Amounts represent contributions calculated on a statutory formula and other amounts we deem necessary. The statutory formula provides for maximums that when exceeded cause a negative contribution. Additionally, these amounts represent the net impact on shareholder’s equity for investment gains and losses not related to changes in interest rates.

(3)	These amounts offset realized capital gains (losses), net of tax, that have been recorded as a component of net income. Amounts include realized capital gains and losses, net of tax, on sales not related to interest fluctuations, such as repayments of mortgage loans at a discount and mortgage loan foreclosures.

(4)	These amounts offset unrealized capital gains (losses), recorded as a change in shareholder’s equity. Amounts include unrealized losses due to market value reductions of securities with a NAIC quality rating of 6 and net changes in the unrealized capital gains and losses from affiliated mutual funds.
(5)	Amounts represent the reserve contribution (note 2) less amounts already recorded (notes 3 and 4). This net change in reserves is recorded as a change in shareholder’s equity.

  Item 7a. Quantitative and Qualitative Information About Market Risk

  We developed the following discussion of our risk-management activities using “forward-looking statements” that are based on estimates and assumptions. While we believe that the assumptions we have made are reasonably possible in the near term, actual results could differ materially from those projected in the forward-looking statements. In addition, we would likely take certain actions to mitigate the impacts of the assumed market changes, thereby reducing the negative impact discussed below.

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

  Based upon the information and assumptions we used in our asset/liability analysis as of December 31, 2000, we estimate that a hypothetical immediate 10% increase in interest rates would decrease the net fair value of our financial instruments by $29.0 million. A change in interest rates of 10% would not have a material impact on our future earnings or cash flows. A significant portion of our liabilities, e.g., insurance policy and claim reserves, are not considered financial instruments and are excluded from the above analysis. Because of our asset/liability management, a corresponding change in the fair values of these liabilities, based on the present value of estimated cash flows, would significantly offset the net decrease in fair value estimated above.

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

  We utilize interest rate swap agreements, options, and purchased caps and floors to reduce interest rate exposures arising from mismatches between assets and liabilities and to modify portfolio profiles to manage other risks identified. Under interest rate swaps, we agree to an exchange, at specified intervals, between streams of variable rate and fixed rate interest payments. The amount exchanged is calculated by reference to an agreed-upon notional principal amount. We had outstanding swaps with notional amounts of $315.0 million at December 31, 2000, and $226.5 million at December 31, 1999.

  Options grant us the right to buy or sell a security or enter into a derivative transaction at a stated price within a stated period. Our option contracts have terms of up to ten years. We had option contracts with notional amounts of $809.5 million at December 31, 2000, and $944.5 million at December 31, 1999. Our credit risk exposure was limited to the unamortized costs of $6.1 million at December 31, 2000, and $7 million at December 31, 1999.

  Interest rate cap agreements grant us the right to receive the excess of a referenced interest rate over a stated rate calculated by reference to an agreed upon notional amount. Interest rate floor agreements grant us the right to receive the excess of a stated rate over a referenced interest rate calculated by reference to an agreed upon notional amount. We had agreements with notional amounts of $80.0 million at December 31, 2000 and $355.0 million at December 31, 1999.

  We utilize asset swap agreements to reduce exposures, such as currency risk and prepayment risk, built into certain assets acquired. Cross-currency interest rate swaps allow investment in foreign currencies, increasing access to additional investment opportunities, while limiting foreign exchange risk. At December 31, 2000, we had open asset swap agreements with notional amounts of $6.6 million. At December 31, 1999, we had open asset swap agreements with notional amounts of $3.6 million.

  We enter into forward U.S. Treasury, Government National Mortgage Association (“GNMA”) and Federal National Mortgage Association (“FNMA”) commitments. We enter into these forward commitments for the purpose of managing interest rate exposure. We generally do not take delivery on these commitments. Instead of taking delivery, we settle these commitments with offsetting transactions. We had no outstanding commitments at December 31, 2000 and $15.4 million at December 31, 1999.

  We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. This exposure is limited to contracts with a positive fair value. The amounts at risk in a net gain position were $10.8 million at December 31, 2000, and $3.8 million at December 31, 1999. We monitor exposure to ensure counterparties are credit worthy and concentration of exposure is minimized. Additionally, we obtain collateral positions with counterparties when considered prudent.

  Item 8. Financial Statements and Supplementary Data

  Financial statements, in the form required by Regulation S-X, are set forth below. We are not required to file supplementary financial data specified by Item 302 of Regulation S-K.

  Report of Independent Auditors

  To the Board of Directors and Policyholders of
  C.M. Life Insurance Company

  We have audited the accompanying statutory statements of financial position of C.M. Life Insurance Company (the “Company”) as of December 31, 2000 and 1999, and the related statutory statements of income, changes in shareholder’s equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  As described more fully in Note 1 to the financial statements, the Company has prepared these financial statements using statutory accounting practices prescribed or permitted by the State of Connecticut Insurance Department, which practices differ from accounting principles generally accepted in the United States of America. The effects on the financial statements of the variances between the statutory basis of accounting and accounting principles generally accepted in the United States of America, although not reasonably determinable, are presumed to be material.

  In our opinion, because of the effects of the matters discussed in the preceding paragraph, the 2000 and 1999 statutory financial statements referred to above do not present fairly, in conformity with accounting principles generally accepted in the United States of America, the financial position of C.M. Life Insurance Company as of December 31, 2000 and 1999, or the results of its operations or its cash flows for the years then ended.

  In our opinion, the 2000 and 1999 statutory financial statements referred to above present fairly, in all material respects, the financial position of C.M. Life Insurance Company at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, on the statutory basis of accounting described in Note 1.

  DELOITTE & TOUCHE LLP

  Hartford, Connecticut

  February 8, 2001

  Report of Independent Accountants

  To the Board of Directors and Policyholders of
  C.M. Life Insurance Company

  We have audited the accompanying statutory statement of income, changes in shareholder's equity, and of cash flows of C.M. Life Insurance Company for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the financial statements of C.M. Life Insurance Company for any period subsequent to December 31, 1998.

  As described in Note 1, these financial statements were prepared in conformity with accounting practices prescribed or permitted by the Department of Insurance of the State of Connecticut, which practices differ from accounting principles generally accepted in the United States of America. The effects on the financial statements of the variances between the statutory basis of accounting and generally accepted accounting principles, although not reasonably determinable, are presumed to be material.

  In our opinion, because of the effects of the matter discussed in the preceding paragraph, the financial statements of C.M. Life Insurance Company audited by us do not present fairly, in conformity with accounting principles generally accepted in the United States of America, the results of its operations or its cash flows for the year ended December 31, 1998.

  In our opinion, the financial statements of C.M. Life Insurance Company audited by us, present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 1998, on the basis of accounting described in Note 1.

  /s/ PricewaterhouseCoopers LLP

  Hartford, Connecticut
  February 25, 1999

  C.M. Life Insurance Company

  STATUTORY STATEMENTS OF FINANCIAL POSITION

	December 31,
	2000	1999
	(In Millions)

Assets:

Bonds	$ 898.8	$ 735.0
Mortgage loans	270.1	225.4
Other investments	27.9	25.6
Policy loans	124.0	120.7
Cash and short-term investments	115.4	182.0

Total invested assets	1,436.2	1,288.7

Investment and insurance amounts receivable	91.2	47.5
Federal income tax receivable	–	7.2
Transfer receivable from separate accounts	138.8	59.2

	1,666.2	1,402.6

Separate account assets	3,074.2	1,764.2

Total assets	$4,740.4	$3,166.8

  See Notes to Statutory Financial Statements.

  C.M. Life Insurance Company

  STATUTORY STATEMENTS OF FINANCIAL POSITION, Continued

	December 31,
	2000	1999
	($ In Millions Except for Par Value)
Liabilities:

Policyholders’ reserves and funds	$1,362.9	$1,175.9
Policyholders’ claims and other benefits	4.3	4.6
Payable to parent	61.2	49.9
Federal income taxes	12.4	–
Asset valuation and other investment reserves	20.8	22.7
Other liabilities	57.9	54.2

	1,519.5	1,307.3

Separate account liabilities	3,074.2	1,764.2

Total liabilities	4,593.7	3,071.5

Shareholder’s equity:

Common stock, $200 par value
50,000 shares authorized
12,500 shares issued and outstanding	2.5	2.5
Paid-in and contributed surplus	153.8	68.8
Surplus	(9.6)	24.0

Total shareholder’s equity	146.7	95.3

Total liabilities & shareholder’s equity	$4,740.4	$3,166.8

  See Notes to Statutory Financial Statements.

  C.M. Life Insurance Company

  STATUTORY STATEMENTS OF INCOME

	Years Ended December 31,
	2000	1999	1998
	(In Millions)
Revenue:

Premium income	$2,288.4	$ 938.8	$406.4
Net investment income	100.9	85.0	82.4
Fees and other income	76.0	8.4	5.5

Total revenue	2,465.3	1,032.2	494.3

Benefits and expenses:

Policyholders’ benefits and payments	463.9	332.2	185.2
Addition to policyholders’ reserves and funds	1,679.7	518.7	168.8
Operating expenses	170.0	122.0	72.1
Commissions	140.2	82.6	49.6
State taxes, licenses and fees	15.2	9.9	8.1

Total benefits and expenses	2,469.0	1,065.4	483.8

Net gain (loss) from operations before federal income taxes	(3.7)	(33.2)	10.5

Federal income taxes	7.2	2.1	6.8

Net gain (loss) from operations	(10.9)	(35.3)	3.7

Net realized capital loss	(3.0)	(8.7)	(1.1)

Net income (loss)	$ (13.9)	$ (44.0)	$ 2.6

  See Notes to Statutory Financial Statements.

  C.M. Life Insurance Company

  STATUTORY STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

	Years Ended December 31,
	2000	1999	1998
	(In Millions)

Shareholder’s equity, beginning of year	$ 95.3	$141.0	$113.2

Increases (decreases) due to:
Net income (loss)	(13.9)	(44.0)	2.6
Change in asset valuation and investment reserves	1.9	1.2	2.7
Change in net unrealized capital gains (losses)	(3.6)	4.0	(5.8)
Additional paid-in and contributed surplus	85.0	–	25.0
Change in reserve valuation basis	(9.0)	(2.4)	–
Other	(9.0)	(4.5)	3.3

	51.4	(45.7)	27.8

Shareholder’s equity, end of year	$146.7	$ 95.3	$141.0

  See Notes to Statutory Financial Statements.

  C.M. Life Insurance Company

  STATUTORY STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2000	1999	1998
	(In Millions)

Operating activities:
Net income (loss)	$ (13.9)	$(44.0)	$ 2.6
Addition to policyholders’ reserves, funds and policy benefits net of transfers to separate accounts	98.1	180.4	44.6
Net realized capital loss	3.0	8.7	1.1
Other changes	(19.5)	14.3	7.8

Net cash provided by operating activities	67.7	159.4	56.1

Investing activities:
Loans and purchases of investments	(574.2)	(486.1)	(568.6)
Sales and maturities of investments and receipts from repayment of loans	354.9	403.0	504.8

Net cash used in investing activities	(219.3)	(83.1)	(63.8)

Financing activities:
Additional paid-in and contributed surplus	85.0	–	25.0

Net cash provided by financing activities	85.0	–	25.0

Increase (decrease) in cash and short-term investments	(66.6)	76.3	17.3

Cash and short-term investments, beginning of year	182.0	105.7	88.4

Cash and short-term investments, end of year	$ 115.4	$182.0	$105.7

  See Notes to Statutory Financial Statements.

  Notes To Statutory Financial Statements

  C.M. Life Insurance Company (the “Company”) is a wholly-owned stock life insurance subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”). The Company is primarily engaged in the sale of flexible premium universal and variable life insurance and variable annuity products distributed through career agents. The Company is licensed to sell life insurance and annuities in Puerto Rico, the District of Columbia and 49 states of the United States of America (excluding New York).

  1. SUMMARY OF ACCOUNTING PRACTICES

  The accompanying statutory financial statements have been prepared in conformity with the statutory accounting practices, except as to form, of the National Association of Insurance Commissioners (“NAIC”) and the accounting practices prescribed or permitted by the State of Connecticut Insurance Department and are different in some respects from financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The more significant differences are as follows: (a) acquisition costs, such as commissions and other costs directly related to acquiring new business, are charged to current operations as incurred, whereas GAAP would capitalize these expenses and recognize them over the life of the policies; (b) statutory policy reserves are based upon the commissioners reserve valuation methods and statutory mortality, morbidity and interest assumptions, whereas GAAP reserves would generally be based upon net level premium and estimated gross margin methods and appropriately conservative estimates of future mortality, morbidity and interest assumptions; (c) bonds are generally carried at amortized cost whereas GAAP generally reports them at fair value; (d) deferred income taxes are not provided for book-tax temporary differences as would be provided by GAAP; and (e) payments received for universal and variable life products and variable annuities are reported as premium income and changes in reserves, whereas under GAAP, these payments would be recorded as deposits to policyholders’ account balances.

  In March 1998, the NAIC adopted the Codification of Statutory Accounting Principles (“Codification”). Codification provides a comprehensive guide of statutory accounting principles for use by insurers in the United States of America and is effective January 1, 2001. The effect of adopting Codification will be reported as an adjustment to shareholder’s equity on the effective date. The Company has initially estimated the impact as of January 1, 2001, to be an increase of $11.0 million. Included in this total adjustment to shareholder’s equity is the change in accounting for certain investments and the admission of net deferred tax assets. The Company believes that it has made a reasonable estimate based upon its interpretation of the principles outlined in Codification. However, future clarification of these principles by the State of Connecticut Department of Insurance or the NAIC may have a material impact on these estimates.

  The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosures of contingent assets and liabilities. Management must also make estimates and assumptions that affect the amounts of revenues and expenses during the reporting period. Future events, including changes in the levels of mortality, morbidity, interest rates, persistency and asset valuations, could cause actual results to differ from the estimates used in the financial statements.

Certain 1999 balances have been reclassified to conform to current year presentation.

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
  Notes to Statutory Financial Statements, Continued

Short-term investments are stated at amortized cost.

  In compliance with regulatory requirements, the Company maintains an Asset Valuation Reserve (“AVR”) and an Interest Maintenance Reserve (“IMR”). The AVR and other investment reserves stabilize shareholder’s equity against fluctuations in the value of stocks, as well as declines in the value of bonds and mortgage loans. The IMR defers after-tax realized capital gains and losses which result from changes in the overall level of interest rates for all types of fixed income investments and interest related hedging activities. These interest rate related gains and losses are amortized into net investment income using the grouped method over the remaining life of the investment sold or over the remaining life of the underlying asset. Net realized after-tax capital losses of $5.1 million in 2000 and $1.4 million in 1999, and realized after-tax capital gains of $2.6 million in 1998 were deferred into the IMR. Amortization of the IMR into net investment income amounted to $0.5 million in 2000, $0.5 million in 1999 and $0.3 million in 1998. At December 31, 1999, the unamortized IMR deferred was in a net loss position, which in accordance with the regulations, was recorded as a reduction of surplus. Realized capital gains and losses, less taxes, not includable in the IMR, are recognized in net income. Realized capital gains and losses are determined using the specific identification method. Unrealized capital gains and losses are included in shareholder’s equity.

  b. Separate Accounts

  Separate account assets and liabilities represent segregated funds administered and invested by the Company for the benefit of variable life and annuity contractholders. The Company receives administrative and investment advisory fees from these accounts. Separate accounts reflect two categories of risk assumption; non-guaranteed separate accounts for which the contractholder assumes the investment risk; and guaranteed separate accounts for which the Company contractually guarantees a minimum return to the contractholder. Assets consist principally of marketable securities reported at fair value. Transfers receivable from separate accounts represent the policyholders’ account values in excess of statutory benefit reserves. Premiums, benefits and expenses of the separate accounts are reported in the Statutory Statement of Income. Investment income and realized and unrealized gains and losses on the assets of separate accounts accrue directly to contractholder’s and, accordingly, are not reflected in the Statutory Statement of Income.

  Net transfers to separate accounts of $1,501.7 million, $341.4 million and $121.0 million in 2000, 1999 and 1998, respectively, are included in addition to policyholders’ reserves and funds, in the Statutory Statements of Income.

  c. Non-admitted Assets

  Assets designated as “non-admitted” include prepaid agent commissions, other prepaid expenses and the IMR, when in a net loss deferral position, and are excluded from the Statutory Statements of Financial Position. These amounted to $13.5 million and $9.9 million as of December 31, 2000 and 1999, respectively and changes therein are charged directly to shareholder’s equity.

  d. Policyholders’ Reserves and Funds

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

  During 2000, the Company adopted the continuous application of the Commissioner’s Reserve Valuation Method of calculating individual annuity reserves resulting in a $9.0 million decrease to shareholder’s equity. Previously, the Company used a curtate application of the Commissioner’s Reserve Valuation Method.

  e. Premium and Related Expense Recognition

  Life insurance premium revenue is recognized annually on the anniversary date of the policy. Annuity premium is recognized when received. Commissions and other costs related to issuance of new policies, and policy maintenance and settlement costs are charged to current operations when incurred.

  Notes to Statutory Financial Statements, Continued

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

The Company plans to file a separate company 2000 federal income tax return.

  The Internal Revenue Service has completed examining the Company’s income tax returns through the year 1995. The Internal Revenue Service is currently examining the Company’s income tax returns for the years 1996 and 1997. The Company believes adjustments which may result from such examinations will not materially affect its financial position.

Federal tax refunds were $14.6 million in 2000 and federal tax payments were $6.8 million in 1999 and $16.9 million in 1998.

  3. SHAREHOLDER’S EQUITY

  The Board of Directors of MassMutual has authorized the contribution of funds to the Company sufficient to meet the capital requirements of each state in the United States of America in which the Company is licensed to do business. Substantially all of the statutory shareholder’s equity is subject to dividend restrictions relating to various state regulations, which limit the payment of dividends to the shareholder without prior approval. Under these regulations, $9.5 million of shareholder’s equity is available for distribution to the shareholder in 2001 without prior regulatory approval.

During 2000 and 1998, MassMutual contributed additional paid-in capital of $85.0 million and $25.0 million, respectively, to the Company.

  4. INVESTMENTS

  The Company maintains a diversified investment portfolio. Investment policies limit concentration in any asset class, geographic region, industry group, economic characteristic, investment quality or individual investment. In the normal course of business, the Company enters into commitments to purchase certain investments. At December 31, 2000, the Company has outstanding commitments to purchase privately placed securities and mortgage loans, which totaled $5.9 million and $10.7 million, respectively.

  a. Bonds

The carrying value and estimated fair value of bonds are as follows:

	December 31, 2000
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Millions)

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$ 70.2	$–	$–	$ 70.2
Debt securities issued by foreign governments	4.1	–	0.3	3.8
Mortgage-backed securities	86.4	–	–	86.4
State and local governments	1.1	–	–	1.1
Corporate debt securities	682.6	3.1	3.4	682.3
Utilities	46.5	0.5	0.1	46.9
Affiliates	7.9	0.3	–	8.2

TOTAL	$898.8	$3.9	$3.8	$898.9

  Notes to Statutory Financial Statements, Continued

	December 31, 1999
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Millions)

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$ 85.8	$0.3	$ 2.6	$ 83.5
Debt securities issued by foreign governments	2.5	0.1	–	2.6
Mortgage-backed securities	52.3	0.4	1.6	51.1
State and local governments	10.3	0.1	0.4	10.0
Corporate debt securities	561.7	3.3	17.7	547.3
Utilities	16.5	0.1	0.6	16.0
Affiliates	5.9	0.3	–	6.2

TOTAL	$735.0	$4.6	$22.9	$716.7

  The carrying value and estimated fair value of bonds at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Carrying Value	Estimated Fair Value
	(In Millions)

Due in one year or less	$ 28.4	$ 28.4
Due after one year through five years	232.5	232.5
Due after five years through ten years	404.1	404.5
Due after ten years	87.9	87.6

	752.9	753.0
Mortgage-backed securities, including securities guaranteed by the U.S. government	145.9	145.9

TOTAL	$898.8	$898.9

  Proceeds from sales of investments in bonds were $316.8 million during 2000, $325.8 million during 1999, and $480.4 million during 1998. Gross capital gains of $2.2 million in 2000, $2.1 million in 1999 and $5.0 million in 1998 and gross capital losses of $2.6 million in 2000, $4.9 million in 1999 and $0.9 million in 1998 were realized on those sales, portions of which were deferred into the IMR.

  b. Mortgages

  The Company had restructured loans with book values of $2.9 and $10.3 million at December 31, 2000 and 1999, respectively. These loans typically have been modified to defer a portion of the contractual interest payments to future periods. Interest deferred to future periods was immaterial in 2000, 1999 and 1998.

  Approximately 60% of the Company’s commercial mortgage loans at December 31, 2000 and 1999, were loans whose underlying collateral is comprised of office buildings. There were no significant regional concentrations of commercial mortgage loans at December 31, 2000 and 1999.

  At December 31, 2000, scheduled commercial mortgage loan maturities were as follows: 2001 – $8.3 million; 2002 – $27.0 million; 2003 – $29.1 million; 2004 – $22.1 million; 2005 – $18.9 million; and $109.6 million thereafter.

  c. Other

Investments in affiliated mutual funds had a cost of $13.7 million in 2000 and $17.4 million in 1999.

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

  The Company utilizes interest rate swap agreements, options, and purchased caps and floors to reduce interest rate exposures arising from mismatches between assets and liabilities and to modify portfolio profiles to manage other risks. Under interest rate swaps, the Company agrees to an exchange, at specified intervals, between streams of variable rate and fixed rate interest payments calculated by reference to an agreed-upon notional principal amount. Gains and losses realized on the termination of contracts are deferred and amortized through the IMR over the remaining life of the associated contract. Net amounts receivable and payable are accrued as adjustments to net investment income and included in investment and insurance amounts receivable on the Statutory Statements of Financial Position. At December 31, 2000 and 1999, the Company had swaps with notional amounts of $315.0 million and $226.5 million, respectively.

  Options grant the purchaser the right to buy or sell a security or enter into a derivative transaction at a stated price within a stated period. The Company’s option contracts have terms of up to ten years. The amounts paid for options purchased are amortized into net investment income over the life of the contract on a straight-line basis. Unamortized costs are included in other investments on the Statutory Statements of Financial Position. Gains and losses on these contracts are recorded at the expiration or termination date and are deferred and amortized through the IMR over the remaining life of the option contract. At December 31, 2000 and 1999, the Company had option contracts with notional amounts of $809.5 million and $944.5 million, respectively. The Company’s credit risk exposure was limited to the unamortized costs of $6.1 million and $7.0 million at December 31, 2000 and 1999, respectively.

  Interest rate cap agreements grant the purchaser the right to receive the excess of a referenced interest rate over a stated rate calculated by reference to an agreed upon notional amount. Interest rate floor agreements grant the purchaser the right to receive the excess of a stated rate over a referenced interest rate calculated by reference to an agreed upon notional amount. Amounts paid for interest rate caps and floors are amortized into net investment income over the life of the asset on a straight-line basis. Unamortized costs are included in other investments on the Statutory Statements of Financial Position. Amounts receivable and payable are accrued as adjustments to net investment income and included in the Statutory Statements of Financial Position as investment and insurance amounts receivable. Gains and losses on these contracts, including any unamortized cost, are recognized upon termination and are deferred and amortized through the IMR over the remaining life of the associated cap or floor agreement. At December 31, 2000 and 1999, the Company had agreements with notional amounts of $80.0 million and $355.0 million, respectively. The Company’s credit risk exposure on these agreements is limited to the unamortized costs of $0.1 million and $0.2 million at December 31, 2000 and 1999, respectively.

  The Company utilizes asset swap agreements to reduce exposures, such as currency risk and prepayment risk, built into certain assets acquired. Cross-currency interest rate swaps allow investment in foreign currencies, increasing access to additional investment opportunities, while limiting foreign exchange risk. The net cash flows from asset and currency swaps are recognized as adjustments to the underlying assets’ net investment income. Gains and losses realized on the termination of these contracts adjusts the bases of the underlying assets. Notional amounts relating to asset and currency swaps totaled $6.6 million and $3.6 million at December 31, 2000 and 1999, respectively. As of December 31, 1998, the Company did not have any open asset swap agreements.

  The Company enters into forward U.S. Treasury, Government National Mortgage Association (“GNMA”) and Federal National Mortgage Association (“FNMA”) commitments for the purpose of managing interest rate exposure. The Company generally does not take delivery on forward commitments. These commitments are instead settled with offsetting transactions. Gains and losses on forward commitments are recorded when the commitment is closed and deferred and amortized through the IMR over the remaining life of the asset. At December 31, 1999, the Company had U. S. Treasury, GNMA and FNMA purchase commitments which will settle during the following year with contractual amounts of $15.4 million. As of December 31, 2000, the Company did not have any open U. S. Treasury, GNMA and FNMA purchase commitments.

  Notes to Statutory Financial Statements, Continued

  The Company is exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. This exposure is limited to contracts with a positive fair value. The amounts at risk in a net gain position were $10.8 million and $3.8 million at December 31, 2000 and 1999, respectively. The Company monitors exposure to ensure counterparties are credit worthy and concentration of exposure is minimized. Additionally, collateral positions are obtained with counterparties when considered prudent.

  6. FAIR VALUE OF FINANCIAL INSTRUMENTS

  Fair values are based on quoted market prices, when available. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. These valuation techniques require management to develop a significant number of assumptions, including discount rates and estimates of future cash flow. Derived fair value estimates cannot be substantiated by comparison to independent markets or to disclosures by other companies with similar financial instruments. These fair value disclosures may not represent the amount that could be realized in immediate settlement of the financial instrument. The following table summarizes the carrying value and fair value of the Company’s financial instruments at December 31, 2000 and 1999.

	2000		1999
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Millions)

Financial assets

Bonds	$898.8	$898.9	$735.0	$716.7
Mortgage loans	270.1	274.8	225.4	219.7
Other investments	27.9	27.9	25.6	25.6
Policy loans	124.0	124.0	120.7	120.7
Cash and short-term investments	115.4	115.4	182.0	182.0

Financial liabilities:

Investment type insurance contracts	391.0	385.0	267.8	267.8

Off-balance sheet financial instruments:

Interest rate swap agreements	–	7.2	–	3.1
Financial options	6.1	3.6	7.0	3.7
Interest rate caps & floors	–	–	0.2	–
Forward commitments	–	–	–	15.3

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

  7. RELATED PARTY TRANSACTIONS

  MassMutual and the Company have an agreement whereby MassMutual, for a fee, furnishes the Company, as required, operating facilities, human resources, computer software development and managerial services. Also, investment and administrative services are provided to the Company pursuant to a management services agreement with MassMutual. Fees incurred under the terms of these agreements were $172.6 million, $124.5 million and $74.1 million in 2000, 1999 and 1998, respectively. While management believes that these fees are calculated on a reasonable basis, they may not necessarily be indicative of the costs that would have been incurred on a stand-alone basis.

  In 1999, the Company began participating in variable annuity exchange programs with its parent whereby certain MassMutual variable annuity contract holders can make a non-taxable exchange of their contract for an enhanced C.M. Life variable annuity contract. The Company received premiums of $1,090.9 million and $117.8 million in 2000 and 1999, respectively, related to these exchange programs. The Company is currently negotiating with MassMutual, to compensate MassMutual for the lost revenue associated with the exchange of these contracts. As of December 31, 2000, the Company has recorded accrued commissions of $12.0 million as an estimate of compensation due MassMutual.

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

  The Company has a modified coinsurance quota-share reinsurance agreement with MassMutual whereby the Company cedes 75% of the premiums on certain universal life policies. In return, MassMutual pays the Company a stipulated expense allowance, death and surrender benefits, and a modified coinsurance adjustment based upon experience. The Company retains the assets and related reserves for payment of future benefits on the ceded policies. Premium income of $26.7 million, $29.8 million and $33.7 million was ceded to MassMutual in 2000, 1999 and 1998, respectively. Policyholder benefits of $38.4 million, $38.7 million and $38.4 million were ceded to MassMutual in 2000, 1999 and 1998, respectively.

  The Company also has a stop-loss agreement with MassMutual under which the Company cedes claims which, in aggregate, exceed .32% of the covered volume for any year, with maximum coverage of $25.0 million above the aggregate limit. The aggregate limit was $72.4 million in 2000, $45.4 million in 1999, and $36.9 million in 1998 and it was not exceeded in any of the years. Premium income of $1.3 million, $1.3 million and $1.0 million was ceded to MassMutual in 2000, 1999 and 1998, respectively.

  Effective January 1, 2000, the Company entered into a coinsurance agreement with MassMutual, whereby the Company cedes substantially 100% of the premiums on new issues of certain universal life policies. In return, MassMutual pays to the Company a stipulated expense allowance and death and surrender benefits. MassMutual holds the assets and related reserves for payment of future benefits on the ceded policies. Premium income of $47.3 million was ceded to MassMutual in 2000. Policyholders’ benefits of $5.9 million was ceded to MassMutual in 2000.

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

  The Company is involved in litigation arising in and out of the normal course of business, including class action and purported class action suits which seek both compensatory and punitive damages. While the Company is not aware of any actions or allegations which should reasonably give rise to any material adverse effect, the outcome of litigation cannot be foreseen with certainty. It is the opinion of management, after consultation with legal counsel, that the ultimate resolution of these matters will not materially affect its financial position, results of operations or liquidity.

  Notes to Statutory Financial Statements, Continued

  9. AFFILIATED COMPANIES

The relationship of the Company, MassMutual and affiliated companies as of December 31, 2000, is illustrated below. Subsidiaries are wholly-owned by MassMutual, except as noted.

Parent
Massachusetts Mutual Life Insurance Company

Subsidiaries of Massachusetts Mutual Life Insurance Company
CM Assurance Company
CM Benefit Insurance Company
C.M. Life Insurance Company
MassMutual Holding Company
MassMutual Mortgage Finance, LLC
The MassMutual Trust Company
MML Bay State Life Insurance Company
MML Distributors, LLC
Persumma Financial, LLC – 77.84%

Subsidiaries of MassMutual Holding Company
CM Property Management, Inc.
G.R. Phelps & Co., Inc.
HYP Management, Inc.
MassMutual Assignment Company
MassMutual Benefits Management, Inc.
MassMutual Funding, LLC
MassMutual Holding MSC, Inc.
MassMutual Holding Trust I
MassMutual International, Inc.
MMHC Investments, Inc.
MML Investor Services, Inc.
MML Realty Management Corporation
Urban Properties, Inc.

Subsidiaries of MassMutual Holding Trust I
Antares Capital Corporation – 80.0%
Cornerstone Real Estate Advisers, Inc.
DLB Acquisition Corporation – 98.0%
Oppenheimer Acquisition Corporation – 92.34%

Subsidiaries of MassMutual International, Inc.
MassLife Seguros de Vida S. A. – 99.9%
MassMutual Asia, Limited
MassMutual (Bermuda) Ltd.
MassMutual Internacional (Argentina) S.A. – 99.9%
MassMutual International (Bermuda) Ltd.
MassMutual Internacional (Chile) S. A. – 92.5%
MassMutual International (Luxembourg) S. A. – 99.9%

Subsidiaries of MassMutual Holding MSC, Inc.
MassMutual Corporate Value Limited – 41.75%
9048 – 5434 Quebec, Inc.
1279342 Ontario Limited

Subsidiary of MMHC Investment, Inc.
MassMutual/Darby CBO LLC

Affiliates of Massachusetts Mutual Life Insurance Company
MML Series Investment Fund
MassMutual Institutional Funds

  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  No disagreements with accountant on any matter of accounting principles or practices or financial statement disclosure have been reported on a Form 8-K during the twelve month period ended December 31, 2000.

  PART III

  Item 10. Directors and Executive Officers of the Registrant

Position with
	C.M. Life; Year	Other Positions During
Name (Age at 12/31/00)	Commenced	the Past Five Years

Lawrence V. Burkett, Jr. (55)	Director, since 1996	President and Chief Executive
Officer, C.M. Life 1996-2001
Executive Vice President and
General Counsel, MassMutual since
1993,
Senior Vice President and Deputy
General Counsel, MassMutual 1992-1993.

Isadore Jermyn (50)	Director, since 1998,	Senior Vice President and
	Senior Vice President	Actuary, MassMutual since 1998,
	and Actuary, since 1996	Senior Vice President and Actuary,
MassMutual 1995-1998,
Vice President and Actuary,
MassMutual 1980-1995.

Efrem Marder (49)	Director, since 1999	Executive Managing Director, David
L. Babson & Company, Inc., in 2000,
Executive Managing Director,
MassMutual 1989-1999.

James E. Miller (53)	Executive Vice President,	Director, C.M. Life 1998-1999,
	- Life Operations, since 1998	Executive Vice President,
MassMutual since 1997 and 1987 - 1996,
Senior Vice President, UniCare Life &
Health 1996-1997.
.

Robert J. O’Connell (57)	President and Chief Executive	Chairman of the Board of Directors,
	Officer, since 2000,	in 2000,
	Director, since 1999	President and Chief Executive Officer,
MassMutual since 1999,
Senior Vice President, American
International Group, Inc. 1991-1998,
President and Chief Executive Officer,
AIG Life Companies 1991 –1998.

Edward M. Kline (57)	Treasurer, since 1997	Treasurer and Vice President,
MassMutual since 1997,
Vice President, MassMutual
since 1989.

Ann F. Lomeli (44)	Senior Vice President and	Senior Vice President,
	Secretary, since 1999	MassMutual since 1999,
Vice President, Secretary and
Associate General Counsel,
MassMutual 1998-1999,
Vice President, Associate
Secretary and Associate General
Counsel, MassMutual 1996-1998,
Corporate Secretary and Counsel,
Connecticut Mutual Life Insurance
Company 1988-1996.

Stuart H. Reese (45)	Executive Vice President -	Executive Vice President, since 1999
	Investments, since 1999	Chief Executive Director-Investment
Management, MassMutual since 1997,
Director and Senior Vice President –
Investments, MassMutual 1996-1999
Senior Vice President, MassMutual
1993-1997,

  Item 11. Executive Compensation

  All of our executive officers also serve as officers of MassMutual and receive no compensation directly from us. Allocations have been made as to such officer’s time devoted to duties as our executive officers. None of our officers or Directors received allocated compensation in excess of $100,000.

  None of our shares are owned by any executive officer or director. We are a wholly-owned subsidiary of MassMutual.

  Item 12. Security Ownership of Certain Beneficial Owners and Management

  This item is not applicable since we are wholly owned by MassMutual.

  Item 13. Certain Relationships and Related Transactions

  Reinsurance and other related party transactions.

  As discussed in Item 1 and in the Notes to the Audited Statutory Financial Statements, we have reinsurance and related party transactions. We cede a portion of our life insurance business to MassMutual and other insurers under various reinsurance agreements. In addition, we have an agreement with our parent, MassMutual, whereby MassMutual, for a fee, provides various management services to us as discussed in Item 1 and in the notes to the Audited Statutory Financial Statements, we have annuity exchange programs with our parent.

  PART IV

  Item 14. Exhibits, Financial Statement Schedules, an Reports on Form 8-K

(a)	1.	Financial Statements (set forth in Item 8.):

  - Reports of Independent Auditors.
  - Statutory Statements of Financial Position as of December 31, 2000 and 1999.
  - Statutory Statements of Income for each of the years ended December 31, 2000, 1999 and 1998.
  - Statutory Statements of Changes in Shareholder’s Equity for each of the years ended December 31, 2000, 1999 and 1998.
  - Statutory Statements of Cash Flows for each of the years ended December 31, 2000, 1999 and 1998.
  - Notes to Statutory Financial Statements.

	2.	Financial Statement Schedules (set forth below):
Reports of Independent Auditors.
  Schedule I - Summary of Investments - Other than Investments in Related Parties as of December 31, 2000.
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

(i) Form of IRA Endorsement for the Panorama Plus Annuity Individual Certificate. (2)
  (ii)  Form of Terminal Illness Endorsement for the Panorama Plus Annuity Individual Certificate. (2)
  (iii) Form of Tax-Sheltered Annuity Endorsement for the Panorama Plus Annuity Individual Certificate. (2)
  (iv) Form of Qualified Plan Endorsement for the Panorama Plus Annuity Individual Certificate. (2)
(v) Form of Unisex Endorsement for the Panorama Plus Annuity Individual Certificate. (2)

4(d)	Form of Application for the Individual Panorama Plus Annuity. (2)

4(e)	Form of Application for the Group Panorama Plus Annuity. (2)

4(f)	Form of Application Supplement for Panorama Plus Tax Sheltered Annuity. (2)

4(g)	Form of Certificate Application Supplement for Panorama Plus Tax Sheltered Annuity. (2)

5	Opinion Regarding Legality. (2)

10	Agreement to Purchase Shares by and between C.M. Life Insurance Company and Connecticut Mutual Financial Services Series Fund I, Inc. (2)

16	Change of independent accountant. (5)

23	(i) Report of Independent Auditors (8) (ii) Financial Statement Schedules I, II, IV, and V. (8) (iii) Consent of Counsel (2)

24(a)	Powers of Attorney (6) for Edward M. Kline John Miller, Jr. Isadore Jermyn

24(b)	Power of Attorney (3) for Efrem Marder,

24(c)	Power of Attorney (4) for Robert J. O’Connell

	24(d)	Power of Attorney (7) Lawrence V. Burkett, Jr.

(1)	Incorporated by reference to the initial registration statement on Form N-4 for the Contracts and Panorama Plus Separate Account (File No. 33-45122) as filed with the Securities and Exchange Commission on January 16, 1992.

(2)	Incorporated by reference to Pre-Effective Amendment No. 1 to the registration statement on Form N-4 for the Contracts and Panorama Plus Separate Account (File No. 33-45122) as filed with the Securities and Exchange Commission on April 13, 1992.

(3)	Incorporated by reference to the Post-Effective Amendment No. l to Registration Statement No. 333-88493 filed in January, 2000.

(4)	Incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement No. 333-95485 filed in August 2000.

	(5)	Incorporated by reference to Form 8-K as filed with the Securities and Exchange Commission on
July 22, 1999.

	(6)	Incorporated by reference to Form 10-K as filed with the Securities and Exchange Commission on
March 22, 1999

	(7)	Incorporated by referrence to Form 10-K as filed with the Securities and Exchange Commission in March
2000

	(8)	Filed herewith

(1)	The registrant did not file any Reports on Form 8-k during 2000.

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C.M. LIFE INSURANCE COMPANY
(Registrant)

By: /s/ Robert J. O’Connell *
Robert J. O’Connell
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: March 27, 2001

/s/ Richard M. Howe
*Richard M. Howe
On March 27, 2001 as Attorney in Fact, pursuant to
Power of Attorney.

  Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert J. O’Connell*	Chairman, President and Chief	March 27, 2001
Executive Officer
Robert J. O’Connell	(Principal Executive Officer)

/s/ Edward M. Kline*	Vice President and Treasurer	March 27, 2001
(Principal Financial Officer)
Edward M. Kline

/s/ John Miller Jr.*	Vice President and	March 27, 2001
Comptroller
John Miller, Jr.	(Principal Accounting Officer)

/s/ Efrem Marder*	Director	March 27, 2001

Efrem Marder

/s/ Isadore Jermyn*	Director	March 27, 2001

Isadore Jermyn

/s/ Lawrence V. Burkett, Jr.*	Director	March 27, 2001

Lawrence V. Burkett, Jr.

/s/ Richard M. Howe	On March 27, 2001 as Attorney in
Fact, pursuant to Power of Attorney.
*Richard M. Howe