Form 10-Q
period 2001-03-31
C M LIFE INSURANCE CO
filed 2001-05-14
CIK 883232

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS
Registrant has 12,500 shares of common stock outstanding on March 31, 2001, all of which are owned by Massachusetts Mutual Life Insurance Company.

The Registrant meets the conditions set forth in General Instruction H(1) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

C.M. LIFE INSURANCE COMPANY

INDEX

Part I	Financial Information

	Item 1:	Financial Statements

		Statutory Statements of Financial Position-
		March 31, 2001 and December 31, 2000	3

		Statutory Statements of Income-
		Three Months Ended March 31, 2001 and 2000	4

		Statutory Statements of Changes in Shareholder’s Equity-
		Three Months Ended March 31, 2001 and 2000	5

		Statutory Statements of Cash Flows-
		Three Months Ended March 31, 2001 and 2000	6

		Condensed Notes to Statutory Financial Statements	7

	Item 2:	Management’s Discussion and Analysis of Financial
		Condition and Results of Operations	9

	Item 3:	Quantitative and Qualitative Disclosure About
		Market Risk	15

Part II	Other Information

	Item 1:	Legal Proceedings	None

	Item 2:	Changes in Securities and Use of Proceeds	Not Applicable

	Item 3:	Defaults Upon Senior Securities	Not Applicable

	Item 4:	Submission of Matters to a Vote of Security Holders	Not Applicable

	Item 5:	Other Information	None

	Item 6:	Exhibits and Reports on Form 8-K	16

Signatures			16

PART I
Item 1

C.M. LIFE INSURANCE COMPANY

STATUTORY STATEMENTS OF FINANCIAL POSITION

	March 31,	December 31,
	2001 (Unaudited)	2000
	($ In Millions Except for Par Value)
Assets:
Bonds	$ 946.6	$ 898.8
Mortgage loans	276.7	270.1
Other investments	41.2	27.9
Policy loans	128.7	124.0
Cash and short-term investments	133.3	115.4

Total invested assets	1,526.5	1,436.2

Investment and insurance amounts receivable	63.1	91.2
Deferred taxes	5.2	-
Transfers due from separate accounts	134.3	138.8

	1,729.1	1,666.2

Separate account assets	2,862.1	3,074.2

Total assets	$4,591.2	$4,740.4

Liabilities:
Policyholders’ reserves and funds	$1,412.5	$1,362.9
Policyholders’ claims and other benefits	3.4	4.3
Payable to parent	54.3	61.2
Federal income taxes payable	8.0	12.4
Asset valuation reserve	18.8	20.8
Other liabilities	83.9	57.9

	1,580.9	1,519.5

Separate account liabilities	2,862.1	3,074.2

Total liabilities	4,443.0	4,593.7

Shareholder's equity:
Common stock, $200 par value, 50,000 shares authorized,
12,500 shares issued and outstanding	2.5	2.5
Paid-in and contributed surplus	153.8	153.8
Surplus	(8.1)	(9.6)

Total shareholder’s equity	148.2	146.7

Total liabilities and shareholder’s equity	$4,591.2	$4,740.4

See condensed notes to statutory financial statements.

PART I
Item 1 (continued)

C.M. LIFE INSURANCE COMPANY

STATUTORY STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,

	2001	2000

	(In Millions)
Revenue:

Premium income	$ 335.5	$ 497.1
Net investment income	30.1	25.9
Fees and other income	22.0	6.0

Total revenue	387.6	529.0

Benefits and expenses:

Policyholders’ benefits and payments	112.2	123.8
Addition to policyholders’ reserves and funds	219.1	344.6
Operating expenses	44.6	39.3
Commissions	34.7	31.8
State taxes, licenses and fees	3.3	3.1

Total benefits and expenses	413.9	542.6

Net loss from operations before federal income taxes	(26.3)	(13.6)

Federal income tax benefit	(7.4)	(1.7)

Net loss from operations	(18.9)	(11.9)

Net realized capital gain (loss)	2.6	(1.7)

Net loss	$ (16.3)	$ (13.6)

See condensed notes to statutory financial statements.

PART I
Item 1 (continued)

C.M. LIFE INSURANCE COMPANY

STATUTORY STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Unaudited)

	Three Months Ended March 31,

	2001	2000

	(In Millions)

Shareholder’s equity, beginning of year, as previously reported	$ 146.7	$ 95.3

Cumulative effect of the change in statutory accounting principles	11.2	-

Shareholder’s equity, beginning of year, as adjusted	157.9	95.3

Increases (decreases) due to:
Net loss	(16.3)	(13.6)
Change in net unrealized capital losses	(4.9)	(1.7)
Change in asset valuation reserve	2.0	2.5
Change in non-admitted assets and other	9.5	(3.1)

Net decreases	(9.7)	(15.9)

Shareholder’s equity, end of period	$ 148.2	$ 79.4

See condensed notes to statutory financial statements.

PART I
Item 1 (continued)

C.M. LIFE INSURANCE COMPANY

STATUTORY STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2001	2000

	(In Millions)

Operating activities:

Net loss	$ (16.3)	$ (13.6)
Addition to policyholders’ reserves, funds and
policy benefits net of transfers to separate accounts	44.2	45.8
Net realized capital (gain) loss	(2.6)	1.7
Increase in amounts due to/from reinsurers	37.1	4.4
Other changes	24.9	4.9

Net cash provided by operating activities	87.3	43.2

Investing activities:
Loans and purchases of investments	(145.1)	(182.7)
Sales and maturities of investments and
receipts from repayments of loans	75.7	116.2

Net cash used in investing activities	(69.4)	(66.5)

Increase (decrease) in cash and short-term investments	17.9	(23.3)

Cash and short-term investments, beginning of year	115.4	182.0

Cash and short-term investments, end of period	$ 133.3	$ 158.7

See condensed notes to statutory financial statements.

Part I
Item 1 (Continued)

C.M. Life Insurance Company
Condensed Notes to Statutory Financial Statements
March 31, 2001
(Unaudited)

C.M. Life Insurance Company (“the Company” or “ C.M. Life”), is a wholly-owned stock life insurance subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”). The Company is primarily engaged in the sale of flexible premium universal life and variable life insurance, and variable annuity products distributed through career agents. The Company is licensed to sell life insurance and annuities in Puerto Rico, the District of Columbia and 49 states (excluding New York).

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. These financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the Company’s audited statutory financial statements for the year ended December 31, 2000. Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the Company’s December 31, 2000, audited statutory financial statements, have been omitted from these interim financial statements. These unaudited interim financial statements should be read in conjunction with the audited statutory financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2000.

1. Summary of Accounting Practices

The accompanying statutory financial statements have been prepared in conformity with the statutory accounting practices, except as to form, of the National Association of Insurance Commissioners (“NAIC”) and the accounting practices prescribed or permitted by the State of Connecticut Insurance Department and are different in some respects from financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The more significant differences are as follows: (a) acquisition costs, such as commissions and other costs directly related to acquiring new business, are charged to current operations as incurred, whereas GAAP would capitalize these expenses and recognize them over the life of the policies; (b) statutory policy reserves are based upon the commissioners reserve valuation methods and statutory mortality, morbidity and interest assumptions, whereas GAAP reserves would generally be based upon net level premium, estimated gross margin methods, and appropriately conservative estimates of future mortality, morbidity and interest assumptions; (c) bonds are generally carried at amortized cost, whereas GAAP generally reports them at fair value; (d) deferred income taxes, which provide for book tax timing differences, are subject to limitation and are charged directly to shareholder’s equity whereas, GAAP would include deferred taxes as a component of net income, (e) payments received for universal and variable life products and variable annuities are reported as premium income and changes in reserves, whereas, under GAAP, these payments would be recorded as deposits to policyholders’ account balances.

On January 1, 2001 the Codification of Statutory Accounting Principles (“Codification”) became effective. Codification provides a comprehensive guide of statutory accounting principles for use by insurers in the United States of America. The effect of adopting Codification was an increase to January 1, 2001 shareholder’s equity of $11.2 million. Included in this total adjustment to shareholder’s equity is the change in accounting for certain related assets and liabilities of $6.1 million and the admission of net deferred tax assets of $5.1 million. The components of the net deferred tax assets are as follows (in millions):

Total of all deferred tax assets	$52.1
Total of all deferred tax liabilities	(2.7)
Total deferred tax assets non-admitted	(44.3)

Net admitted deferred tax asset	$5.1

The Company believes that it has made a reasonable determination of the effect on shareholder’s equity based upon its interpretation of the principles outlined in Codification. However, future clarification of these principles by the State of Connecticut Department of Insurance or the NAIC may have a material impact on this determination. In conformity with statutory accounting practices, prior year statements have not been restated to reflect the implementation of Codification.

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

In the Company’s opinion these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its statutory financial position in accordance with statutory accounting principles, as of March 31, 2001 and December 31, 2000, and the results of its operations, changes in shareholder’s equity, and its cash flows for the three month periods ended March 31, 2001 and 2000.

2. Related Party Transactions

MassMutual and the Company have an agreement whereby MassMutual, for a fee, furnishes the Company, as required, operating facilities, human resources, computer software development, and managerial services. Also, investment and administrative services are provided to the Company pursuant to a management services agreement with MassMutual. Fees incurred under the terms of these agreements were $45.4 million and $39.6 million for the three-month periods ending March 31, 2001 and 2000, respectively. While management believes that these fees are calculated on a reasonable basis, they may not necessarily be indicative of the costs that would have been incurred on a stand-alone basis.

The Company participates in variable annuity exchange programs with its parent whereby certain MassMutual variable annuity contract holders can make a non-taxable exchange of their contract for an enhanced C.M. Life variable annuity contract. The Company received premiums of $52.8 million and $200.5 million for the three months ended March 31, 2001 and March 31, 2000, related to these exchange programs. The Company has an agreement with MassMutual, to compensate MassMutual for the lost revenue associated with the exchange of these contracts. As a result of these exchanges, the Company has recorded accrued commissions of $7.7 million as of March 31, 2001 and $12.0 million as of December 31, 2000, and the Company has incurred $0.7 million in commission(s) expense during the three months ended March 31, 2001.

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

The Company has a modified coinsurance quota-share reinsurance agreement with MassMutual, whereby the Company cedes 75% of the premiums on certain universal life policies. In return, MassMutual cedes the Company a stipulated expense allowance, death and surrender benefits, and a modified coinsurance adjustment based upon experience. The Company retains the assets and related reserves for payment of future benefits on the ceded policies. For the three-month periods ending March 31, 2001 and 2000, respectively premium income of $7.2 million and $7.6 million and policyholders’ benefits of $10.5 million and $9.8 million were ceded to MassMutual. Commissions and expense allowances of $2.3 million and $2.7 million were ceded to the Company from MassMutual for the three-month periods ending March 31, 2001 and 2000, respectively. A modified coinsurance adjustment of $9.3 million and $7.1 million was ceded by the Company to MassMutual for the three month period ending March 31, 2001 and 2000, respectively.

The Company also has a stop-loss agreement with MassMutual under which the Company cedes claims, which in aggregate, exceed .32% of the covered volume for any year, with maximum coverage of $25.0 million above the aggregate limit. The aggregate limit was $69.0 million as of March 31, 2001, and $72.4 million as of December 31, 2000, and it was not exceeded in any of the periods being reported. Premium income of $0.3 million was ceded to MassMutual for the three-month periods ending March 31, 2001 and 2000.

The Company also has a coinsurance agreement with MassMutual, whereby the Company substantially cedes 100% of the premiums on new issues of certain universal life policies. In return, MassMutual cedes the Company stipulated expense allowance and death and surrender benefits. MassMutual holds the assets and related reserves for payment of future benefits on the ceded policies. Premium income of $17.7 million and $3.5 million was ceded to MassMutual for the three-month periods ending March 31, 2001 and 2000. There were no policyholders’ benefits ceded to MassMutual for the three-month periods ending March 31, 2001 and 2000. Commissions and expense allowance of $12.7 million and $0.7 million were ceded to the Company from MassMutual for the three-month period ending March 31, 2001 and 2000. Additionally, an experience refund of $1.7 million was ceded to the Company from MassMutual for the three months ending March 31, 2001.

Part I
Item 2

Management’s Discussion and Analysis
Of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with (i) the unaudited statutory financial statements and condensed notes to statutory financial statements included elsewhere in this filing, and (ii) the audited statutory financial statements and notes thereto, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 provides a “Safe harbor” for forward-looking statements, which are identified as such and are accompanied by the identification of important factors, which could cause a material difference from the forward-looking statements.

Certain information contained in this discussion is or may be considered as forward-looking. Forward-looking statements are those not based on historical information, but rather, relate to future operations, strategies, financial results or other developments, and contain terms such as “may,” “expects,” “should,” “believes,” “anticipates,” “intends,” “estimates,” “projects,” “goals,” “objectives” or similar expressions.

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

Results of Operations

The following table sets forth the components of the Company’s net loss:

	Three Months Ended March 31,

	2001	2000	% Change
	($ In Millions)
Revenue:
Premium income	$335.5	$497.1	(33)%
Net investment income	30.1	25.9	16
Fees and other income	22.0	6.0	NM

Total revenue	387.6	529.0	(27)

Benefits and Expenses:
Policyholders’ benefits and payments	112.2	123.8	(9)
Addition to policyholders’ reserves and funds	219.1	344.6	(36)
Commissions	34.7	31.8	9
Operating expenses, state taxes, licenses and fees	47.9	42.4	13

Total benefits and expenses	413.9	542.6	(24)

Net loss from operations
before federal income taxes	(26.3)	(13.6)	93
Federal income tax benefit	(7.4)	(1.7)	NM

Net loss from operations	(18.9)	(11.9)	59
Net realized capital gain (loss)	2.6	(1.7)	NM

Net loss	$(16.3)	$(13.6)	20%

NM = not meaningful, or in excess of 200%.

The increase in net loss for first quarter 2001 can primarily be attributed to earnings strain associated with the significant growth in the Company’s life insurance business, partially offset by larger fees and other income and a higher tax benefit. It is generally expected that the increase in policyholder reserves and costs related to the production of new business exceed the amount of premium earned in the first year of a policy, causing operating losses. Management expects losses may continue in conjunction with future growth.

Costs related to the production of new business includes commissions and other variable producer compensation, management fees assessed by MassMutual and business issuance/processing costs, which include policy assembly and other customer service activities, including fluctuations in the market value of variable funds during the processing of deposits. During the first quarter 2000, costs related to the production of new business as a percentage of premiums were lower than the first quarter of 2001 primarily because a larger portion of new business was generated through variable annuity exchange programs with MassMutual contract owners. The production costs associated with new business, generated by the exchange programs is lower than the costs associated with business written directly by the Company. See Related Transactions footnote for further information on the annuity exchange programs with MassMutual.

The following table sets forth, premium data for the Company’s products:

	Three Months Ended March 31,

	2001	2000	% Change
	($ In Millions)
Premium Income:
Universal, variable, term & corporate owned life insurance	$130.0	$102.3	27%
Annuities and supplementary contracts	242.2	416.4	(42)

Total direct premiums	372.2	518.7	(28)
Reinsurance ceded	(36.7)	(21.6)	70

Total	$335.5	$497.1	(33)%

NM = not meaningful, or in excess of 200%.

Premium income decreased in 2001 primarily due to decreases in premiums of annuity products, which were offset by increases in premiums of universal and variable life products. The overall decrease of premium income is primarily the result of a reduction of premiums received associated with variable annuity exchange programs with MassMutual.

The Company’s business mix has shifted as a result of increasing sales of life products. Universal life and other life products comprised 35% of direct premium income during 2001, compared to 20% in 2000. Annuity products were 65% of direct premium income in 2001, compared to 80% in 2000.

The components of net investment income are set forth in the table below:

	Three Months Ended March 31,

	2001	2000	% Change
	($ In Millions)
Gross Investment Income:
Bonds	$17.9	$13.9	29%
Mortgage loans	5.0	4.4	14
Other investments	3.8	2.8	36
Policy loans	2.4	2.2	9
Cash and short-term investments	2.3	2.9	(21)

Total gross investment income	31.4	26.2	20
Investment expenses	(0.7)	(0.2)	NM
Interest Maintenance Reserve (“IMR”) amortization	(0.6)	(0.1)	NM

Net investment income	$30.1	$25.9	16%

NM = not meaningful, or in excess of 200%.

Net investment income increased in 2001 due to a 13% increase in average invested assets as well as a increase in the annualized gross yield for the investment portfolio to 8.6% in 2001 from 8.1% in 2000. Increased asset levels are primarily due to general account business growth and capital contributions received in December 2000. After expenses and IMR amortization, net annualized yields were 8.2% and 8.0%, for the periods ended March 31, 2001 and 2000, respectively. Fluctuations in market conditions will impact future investment results.

The annualized yield on each investment category, before federal income taxes, is calculated as: (a) two times gross investment income divided by (b) the sum of assets at the beginning of the period and assets at the end of the period, less gross investment income, (c) multiplied by four.

The increase in 2001 in gross investment income from bonds is primarily due to a 21% increase in average bonds invested and an increase in the annualized yield to 7.8% for 2001 from 7.7% in 2000. The increase in income from mortgage loans is primarily due to a 21% increase in average invested mortgage loans. The increase in gross investment income from other investments is primarily due to dividends of $3.6 million received in 2001 from affiliated mutual funds. The decrease in gross investment income from cash and short-term investments is primarily due to a 27% decrease in average invested cash and short-term investments balances.

The components of fees and other income are set forth in the table below:

	Three Months Ended March 31,

	2001	2000	% Change
	($ In Millions)
Fees	$14.6	$9.7	51
Commission and expense allowance on reinsurance
ceded	15.0	3.4	NM
Reserve adjustment on reinsurance ceded	(7.6)	(7.1)	7.0

Total fees and other income	$22.0	$6.0	NM

NM = not meaningful, or in excess of 200%.

Fees increased in 2001 primarily due to an increase in fees collected from separate accounts as a result of variable life and variable annuity sales. This was partially offset by increases in the reserve adjustment on reinsurance ceded as a result of credits received on the Company’s modified coinsurance agreements with MassMutual. See Condensed Notes to Statutory Financial Statements “Related Party Transactions” for a more detailed description of the Company’s modified coinsurance agreements with MassMutual.

Policyholders’ benefits and payments decreased in 2001 due to a decrease in surrender benefits on individual annuity and life insurance products. Individual annuity surrenders decreased $7.4 million, or 8%, from the prior year. Life insurance surrenders decreased $3.2 million, or 20%, from the prior year.

Addition to policyholders’ reserves and funds includes the change in general account reserves and transfers to and from the separate accounts, based upon policyholder elections. This decrease is primarily attributable to lower annuity premiums. The decrease in 2001 includes a $212.2 million decrease in separate account deposits, partially offset by a $4.5 million decrease in separate account withdrawals and other transfers. Also, partially offsetting this, the general account reserves increased by $50.3 million in 2001, primarily due to an increase in annuity deposits into the general account.

Commissions increased to $34.7 million at March 31, 2001 from $31.8 million in the prior year, due principally to an increase in sales of life insurance products. Life insurance commissions increased $3.9 million, or 16.9%, while annuity products’ commissions decreased $1.1 million, or 11.9% during the first quarter. The overall increase in commissions as a percentage of sales is due to the shift in sales mix to life products, which have higher commission rates than annuity products.

Operating expenses, state taxes, licenses and fees increased to $47.9 million in 2001, a 13% increase from the $42.4 million in the prior year. This is primarily attributable to the increased production of new business that resulted in increased management fees. Management fees charged by MassMutual include increases in agency allowances and other expenses associated with the production of new business.

The increase in federal income tax benefit of $7.4 million in 2001 from $1.7 million in 2000 is primarily attributable to the increased net loss from operations of $26.3 million before federal income taxes. Management projects that in the current year the recognition of tax benefits may be limited as the Company may utilize all available tax loss carrybacks.

Realized capital gains, of $2.6 million after the transfer to the Interest Maintenance Reserve (“IMR”), increased in 2001 primarily due to income taxes. In 2000, the Company had realized capital losses of $1.7 million after the transfer to the IMR.

Statement of Financial Position

Assets

Total assets at March 31, 2001, decreased by $149.2 million, or 3%, to $4,591.2 million from $4,740.4 million at December 31, 2000. This decrease is primarily due to the Company’s separate accounts, which decreased $212.1 million, or 7%, due to market depreciation and policy surrenders of variable products.

General account assets increased $62.9 million, or 4%, to $1,729.1 million as of March 31, 2001, from $1,666.2 million as of December 31, 2000. This increase is primarily due to increases in bonds, other investments, cash and short term investments, partially offset by a reduction in investment and insurance amounts receivable. The portfolio of general account invested assets is managed to support product liabilities in light of yield, liquidity and diversification considerations. The general investment account portfolio does not include the Company’s separate account invested assets.

Bonds at March 31, 2001, were $946.6 million, representing an increase of $47.8 million, or 5%, from $898.8 million at December 31, 2000. During the three months ended March 31, 2001, $109.0 million of bonds were purchased while maturities and sales proceeds totaled $60.4 million.

Other investments consisting of financial options, interest rate caps and floors, preferred stocks, affiliated common stocks, and a joint venture interest were $41.2 million at March 31, 2001, representing an increase of $13.3 million, or 48%, from $27.9 million at December 31, 2000. This increase is primarily due to a $25.7 million increase in financial options purchased and $5.3 million increase related to a mark to market adjustment of derivatives as required by Codification, partially offset by a $17.7 million decrease of investments in affiliated common stock.

Investments and insurance amounts receivable decreased $28.1 million to $63.1 million at March 31, 2001 from $91.2 million at December 31, 2000. This is primarily due to a $25.9 million reduction in commissions and expense allowances on reinsurance ceded.

Liabilities

As with assets, most of the 2001 reduction occurred in the separate accounts. Total liabilities at March 31, 2001, decreased $150.7 million, or 3%, to $4,443.0 million from $4,593.7 million at December 31, 2000.

Policyholders' reserves and funds at March 31, 2001, increased by $49.6 million, or 4%, primarily attributable to 2001 sales, transfers from separate accounts, and interest credited; partially offset by transfers to separate investment accounts and withdrawals.

The payable to parent at March 31, 2001 was $54.3 million, $6.9 million less than the $61.2 million at December 31, 2000. This decrease is primarily due to a $5.0 million payment to MassMutual for compensation under the variable annuity exchange programs.

Other liabilities increased $26.0 million, or 45%, to $83.9 million as of March 31, 2001, from $57.9 million as of December 31, 2000. This increase is primarily due to increases in reinsurance premiums due of $24.9 million and an increase in the IMR reserve of $2.7 million.

Shareholder's Equity

The increase in shareholder's equity was primarily due to:

  a January 2001 adjustment for the adoption of codification of $11.2 million, an increase of $9.5 million due to a decrease in non-admitted assets, and an increase of $2.0 million due to the change in Asset Valuation Reserve ("AVR"),

partially offset by:

  a net operating loss of $16.3 million, and
  a decrease of $4.9 million primarily due to unrealized capital losses on affiliated common stocks.

Liquidity and Capital Resources

Liquidity

Cash and short-term investments increased $17.9 million, or 16%, from the prior year end as a result of cash provided by operating activities exceeding funds used in investment activities.

Net cash provided by operating activities increased $44.1 million, or 102%, from the prior year. This increase is primarily due to higher fees and other income, higher investment income, and lower policyholder benefits and payments, partially offset by higher expenses and commissions.

Loans and purchases of investments decreased $40.5 million, or 35%, while sales and maturities of investments and receipts from repayments of loans decreased $37.6 million, or 21%, from the prior year, due to changes in market conditions.

Capital Resources

The Board of Directors of MassMutual has authorized the contribution of funds to the Company sufficient to meet the capital requirements of all states in which the Company is licensed to do business.

As of March 31, 2001, the Company's total adjusted capital ("TAC") was $167.0 million. TAC is defined by the NAIC as surplus plus AVR. The NAIC developed the Risk Based Capital ("RBC") model to compare the total adjusted capital with a standard design in order to reflect an insurance company's risk profile. Although management believes that there is no single appropriate means of measuring RBC needs, management feels that the NAIC approach to RBC measurement is reasonable, and the Company manages its capital position with significant attention to maintaining adequate total adjusted capital relative to RBC. The Company’s total adjusted capital was in excess of all annual RBC standards at December 31, 2000. NAIC RBC does not establish quarterly standards with which TAC can be compared. Management believes that the Company enjoys a strong capital position in light of its risks and the Company is well positioned to meet policyholder and other obligations.

Part I
Item 3

Quantitative and Qualitative Disclosure About Market Risk

The Company’s market risk and financial instrument holdings as of March 31, 2001, are similar to its market risk and financial instrument holdings as of December 31, 2000, a description of which is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Part II
Item 6

     C.M. Life Insurance Company
Exhibits and Reports on Form 8-K
March 31, 2001

(a)	Exhibit Index

None.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant with the Securities and Exchange Commission during the three month period ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C.M. Life Insurance Company
(Registrant)

Date: May 11, 2001	By:	/s/Robert J. O’Connell*
Robert J. O’Connell
Chairman, President and Chief Executive
Officer (Principal Executive Officer)

Date: May 11, 2001	By:	/s/ John Miller, Jr.*
John Miller, Jr.
Vice President and Comptroller
(Principal Accounting Officer)

/s/ Richard M. Howe
*Richard M. Howe
On May 11, 2001 as Attorney in Fact, pursuant to Power of Attorney.