Form 10-Q
period 2001-06-30
C M LIFE INSURANCE CO
filed 2001-08-14
CIK 883232

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001
OR
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

Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS

Registrant has 12,500 shares of common stock outstanding on June 30, 2001, all of which are owned by Massachusetts Mutual Life Insurance Company.

The Registrant meets the conditions set forth in General Instruction H(1) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

C.M. LIFE INSURANCE COMPANY

INDEX

Part I	Financial Information

	Item 1:	Financial Statements

		Statutory Statements of Financial Position	3
		June 30, 2001 and December 31, 2000

		Statutory Statements of Income-
		Three Months Ended June 30, 2001 and 2000	4

		Statutory Statements of Income-
		Six Months Ended June 30, 2001 and 2000	5

		Statutory Statements of Changes in Shareholder’s Equity-
		Six Months Ended June 30, 2001 and 2000	6

		Statutory Statements of Cash Flows-
		Six Months Ended June 30, 2001 and 2000	7

		Condensed Notes to Statutory Financial Statements	8

	Item 2:	Management’s Discussion and Analysis of Financial
		Condition and Results of Operations	11

	Item 3:	Quantitative and Qualitative Disclosure About
		Market Risk	20

Part II	Other Information

	Item 1:	Legal Proceedings	None

	Item 2:	Changes in Securities and Use of Proceeds	Not Applicable

	Item 3:	Defaults Upon Senior Securities	Not Applicable

	Item 4:	Submission of Matters to a Vote of Security Holders	Not Applicable

	Item 5:	Other Information	None

	Item 6:	Exhibits and Reports on Form 8-K	20

Signatures			20

PART I
Item 1

C.M. LIFE INSURANCE COMPANY

STATUTORY STATEMENTS OF FINANCIAL POSITION

	June 30,	December 31,
	2001	2000

	(Unaudited)

	($ In Millions Except for Par Value)
Assets:
Bonds	$1,008.9	$898.8
Mortgage loans	312.9	270.1
Other investments	37.4	27.9
Policy loans	129.1	124.0
Cash and short-term investments	105.1	115.4

Total invested assets	1,593.4	1,436.2

Investment and insurance amounts receivable	57.7	91.2
Deferred taxes	5.6	-
Transfers due from separate accounts	139.6	138.8

	1,796.3	1,666.2

Separate account assets	3,129.3	3,074.2

Total assets	$4,925.6	$4,740.4

Liabilities:
Policyholders’ reserves and funds	$1,488.4	$1,362.9
Policyholders’ claims and other benefits	5.0	4.3
Payable to parent	48.2	61.2
Federal income taxes payable	11.0	12.4
Asset valuation reserve	17.6	20.8
Other liabilities	80.0	57.9

	1,650.2	1,519.5

Separate account liabilities	3,129.3	3,074.2

Total liabilities	4,779.5	4,593.7

Shareholder's equity:
Common stock, $200 par value, 50,000 shares authorized,
12,500 shares issued and outstanding	2.5	2.5
Paid-in and contributed surplus	153.8	153.8
Surplus	(10.2)	(9.6)

Total shareholder’s equity	146.1	146.7

Total liabilities and shareholder’s equity	$4,925.6	$4,740.4

See condensed notes to statutory financial statements.

     PART I
Item 1 (continued)

C.M. LIFE INSURANCE COMPANY

STATUTORY STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,

	2001	2000

	(In Millions)

Revenue:

Premium income	$351.1	$760.4
Net investment income	28.3	25.0
Fees and other income	19.4	10.2

Total revenue	398.8	795.6

Benefits and expenses:

Policyholders’ benefits and payments	120.4	120.7
Addition to policyholders’ reserves and funds	212.3	593.0
Operating expenses	38.5	41.6
Commissions	23.0	30.7
State taxes, licenses and fees	4.0	4.1

Total benefits and expenses	398.2	790.1

Net gain from operations before federal income taxes	0.6	5.5

Federal income tax expense	2.9	0.8

Net gain (loss) from operations	(2.3)	4.7

Net realized capital gain (loss)	(2.4)	0.1

Net income (loss)	$(4.7)	$4.8

See condensed notes to statutory financial statements.

     PART I
Item 1 (continued)

C.M. LIFE INSURANCE COMPANY

STATUTORY STATEMENTS OF INCOME
(Unaudited)

	Six Months Ended June 30,

	2001	2000

	(In Millions)

Revenue:

Premium income	$686.6	$1,257.5
Net investment income	58.4	50.9
Fees and other income	41.4	16.2

Total revenue	786.4	1,324.6

Benefits and expenses:

Policyholders’ benefits and payments	232.6	244.5
Addition to policyholders’ reserves and funds	431.4	937.6
Operating expenses	83.1	80.9
Commissions	57.7	62.5
State taxes, licenses and fees	7.3	7.2

Total benefits and expenses	812.1	1,332.7

Net loss from operations before federal income taxes	(25.7)	(8.1)

Federal income tax benefit	(4.5)	(0.9)

Net loss from operations	(21.2)	(7.2)

Net realized capital gain (loss)	0.2	(1.6)

Net loss	$(21.0)	$(8.8)

See condensed notes to statutory financial statements.

     PART I
Item 1 (continued)

C.M. LIFE INSURANCE COMPANY

STATUTORY STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Unaudited)

	Six Months Ended June 30,

	2001	2000

	(In Millions)

Shareholder’s equity, beginning of year, as previously reported	$146.7	$95.3

Cumulative effect of the change in statutory accounting principles	11.2	-

Shareholder’s equity, beginning of year, as adjusted	157.9	95.3

Increases (decreases) due to:
Net loss	(21.0)	(8.8)
Change in net unrealized capital losses	(5.3)	(2.3)
Change in asset valuation reserve	3.2	2.3
Capital contribution	-	15.0
Reserve adjustment	-	(9.0)
Change in non-admitted assets and other	11.3	(2.9)

Net decreases	(11.8)	(5.7)

Shareholder’s equity, end of period	$146.1	$89.6

See condensed notes to statutory financial statements.

PART I
Item 1 (continued)

C.M. LIFE INSURANCE COMPANY

STATUTORY STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,

	2001	2000

	(In Millions)

Operating activities:

Net loss	$(21.0)	$(8.8)
Addition to policyholders’ reserves, funds and
policy benefits net of transfers to separate accounts	125.3	96.0
Net realized capital (gain) loss	(0.2)	1.6
Increase in amounts due to/from reinsurers	33.7	(1.8)
Other changes	17.4	(3.8)

Net cash provided by operating activities	155.2	83.2

Investing activities:

Loans and purchases of investments	(333.4)	(305.5)
Sales and maturities of investments and
receipts from repayments of loans	167.9	190.3

Net cash used in investing activities	(165.5)	(115.2)

Financing activities:

Capital and surplus contribution	-	15.0

Net cash provided by financing activities	-	15.0

Decrease in cash and short-term investments	(10.3)	(17.0)

Cash and short-term investments, beginning of year	115.4	182.0

Cash and short-term investments, end of period	$105.1	$165.0

See condensed notes to statutory financial statements.

     Part I
Item 1 (Continued)

C.M. Life Insurance Company
Condensed Notes to Statutory Financial Statements
June 30, 2001
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

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. These financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the Company’s audited statutory financial statements for the year ended December 31, 2000. Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the Company’s December 31, 2000 audited statutory financial statements, have been omitted from these interim financial statements. These unaudited interim financial statements should be read in conjunction with the audited statutory financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2000.

1. Summary of Accounting Practices

The accompanying statutory financial statements have been prepared in conformity with the statutory accounting practices, except as to form, of the National Association of Insurance Commissioners (“NAIC”) and the accounting practices prescribed or permitted by the State of Connecticut Insurance Department and are different in some respects from financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The more significant differences are as follows: (a) acquisition costs, such as commissions and other costs directly related to acquiring new business, are charged to current operations as incurred, whereas GAAP would capitalize these expenses and recognize them over the life of the policies; (b) statutory policy reserves are based upon the commissioners reserve valuation methods and statutory mortality, morbidity and interest assumptions, whereas GAAP reserves would generally be based upon net level premium, estimated gross margin methods, and appropriately conservative estimates of future mortality, morbidity and interest assumptions; (c) bonds are generally carried at amortized cost, whereas GAAP generally reports them at fair value; (d) deferred income taxes, which provide for book tax timing differences, are subject to limitation and are charged directly to shareholder’s equity whereas, GAAP would include deferred taxes as a component of net income; (e) payments received for universal and variable life products and variable annuities are reported as premium income and changes in reserves, whereas, under GAAP these payments would be recorded as deposits to policyholders’ account balances.

On January 1, 2001 the Codification of Statutory Accounting Principles (“Codification”) became effective. Codification provides a comprehensive guide of statutory accounting principles for use by insurers in the United States of America. The effect of adopting Codification was an increase to January 1, 2001 shareholder’s equity of $11.2 million. The components of the cumulative effect of changes in accounting principles are as follows (in millions):

Net deferred tax assets	$ 5.1
Cost of collection liability	5.6
Other	0.5

$11.2

The components of the net deferred tax assets for the periods ended January 1, 2001 and June 30, 2001 are as follows (in millions):

	1/01/01	6/30/01

Total of all deferred tax assets	$52.1	$52.6
Total of all deferred tax liabilities	(2.7)	(2.7)
Total deferred tax assets non-admitted	(44.3)	(44.3)

Net admitted deferred tax asset	$ 5.1	$ 5.6

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

In the Company’s opinion these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its statutory financial position in accordance with statutory accounting principles as of June 30, 2001 and December 31, 2000, and the results of its operations, changes in shareholder’s equity, and its cash flows for the three and six month periods ended June 30, 2001 and 2000.

2.  Related Party Transactions

MassMutual and the Company have an agreement whereby MassMutual, for a fee, furnishes the Company, as required, operating facilities, human resources, computer software development, and managerial services. Also, investment and administrative services are provided to the Company pursuant to a management services agreement with MassMutual. Fees incurred under the terms of these agreements were $84.7 million and $82.3 million for the six month periods ended June 30, 2001 and 2000, respectively and $39.3 million and $42.7 million for the three month periods ended June 30, 2001 and 2000 respectively. While management believes that these fees are calculated on a reasonable basis, they may not necessarily be indicative of the costs that would have been incurred on a stand-alone basis.

The Company participates in variable annuity exchange programs with its parent whereby certain MassMutual variable annuity contract holders can make a non-taxable exchange of their contract for an enhanced C.M. Life variable annuity contract. The Company received premiums of $114.9 million and $686.5 million for the six months ended June 30, 2001 and June 30, 2000, respectively related to these exchange programs. For the three months ended June 30, 2001 and 2000, the Company received premiums of $62.1 million and $486.0 million, respectively. The Company has an agreement with MassMutual to compensate MassMutual for the lost revenue associated with the exchange of these contracts. As a result of these exchanges, the Company has recorded commissions payable of $6.4 million as of June 30, 2001 and $12.0 million as of December 31, 2000 and has paid $5.0 million for the six month period ended June 30, 2001.

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

The Company has a modified coinsurance quota-share reinsurance agreement with MassMutual, whereby the Company cedes 75% of the premiums on certain universal life policies. In return, MassMutual cedes the Company a stipulated expense allowance, death and surrender benefits, and a modified coinsurance adjustment based upon experience. The Company retains the assets and related reserves for payment of future benefits on the ceded policies. For the six month periods ended June 30, 2001 and 2000, premium income of $13.4 million and $14.3 million respectively, was ceded to MassMutual. For the three month periods ended June 30, 2001 and 2000, premiums of $6.2 million and $6.6 million respectively was ceded to MassMutual from the Company. For the six month periods ended June 30, 2001 and 2000, policyholders’ benefits of $18.1 million and $19.6 million respectively, was ceded to the Company. For the three month periods ended June 30, 2001 and 2000, policyholders’ benefits of $7.6 million and $9.8 million respectively, was ceded to the Company. For the six month periods ended June 30, 2001 and 2000, commissions and expense allowances of $4.3 million and $4.9 million were ceded to the Company from MassMutual, while for the three month periods ended June 30, 2001 and 2000, commission and expense allowances ceded to the Company were $2.0 million and $2.2 million respectively. A modified coinsurance adjustment of $16.8 million and $14.2 million was ceded by the Company to MassMutual for the six month periods ended June 30, 2001 and 2000, respectively. For the three month periods ended June 30, 2001 and 2000, a modified coinsurance adjustment of $7.5 million and $7.1 million was ceded to MassMutual.

The Company also has a stop-loss agreement with MassMutual whereby the Company cedes claims which, in the aggregate, exceed .32% of the covered volume for any year, with maximum coverage of $25.0 million above the aggregate limit. The aggregate limit was $69.1 million as of June 30, 2001, and $72.4 million as of December 31, 2000, and it was not exceeded in any of the periods being reported. Premium income of $0.6 million was ceded to MassMutual for the six month periods ended June 30, 2001 and 2000 and premium income of $0.3 million was ceded for the three month periods ended June 30, 2001 and 2000.

The Company also has a coinsurance agreement with MassMutual whereby the Company substantially cedes 100% of the premiums on new issues of certain universal life policies. In return, MassMutual cedes to the Company a stipulated expense allowance and death and surrender benefits. MassMutual holds the assets and related reserves for payment of future benefits on the ceded policies. For the six month periods ended June 30, 2001 and 2000, premium income of $29.5 million and $13.2 million respectively, was ceded to MassMutual. For the three month periods ended June 30, 2001 and 2000, $11.8 million and $9.7 million, respectively of premiums were ceded to MassMutual. For the six month periods ended June 30, 2001 policyholders’ benefits of $2.3 million were ceded to MassMutual. Commissions and expense allowances of $19.1 million and $3.0 million were ceded to the Company from MassMutual for the six month periods ended June 30, 2001 and 2000. Commissions and expense allowances of $6.5 million and $2.3 million were ceded to the Company for the three month periods ended June 30, 2001 and 2000, respectively. Additionally, an experience refund of $3.6 million was ceded to the Company from MassMutual for the six months ending June 30, 2001 and a refund of $1.9 million was ceded for the three-month period ended June 30, 2001.

Part I
Item 2

Management’s Discussion and Analysis
Of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with; (i) the unaudited statutory financial statements and condensed notes to statutory financial statements included elsewhere in this filing, (ii) the audited statutory financial statements and notes thereto, and (iii) the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

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

Results of Operations

For the Three Months Ended June 30, 2001
Compared to the Three Months Ended June 30, 2000

The following table sets forth the components of the Company’s net income (loss):

	Three Months Ended June 30,

	2001	2000	% Change

		($ In Millions)
Revenue:
Premium income	$351.1	$760.4	(54)%
Net investment income	28.3	25.0	13
Fees and other income	19.4	10.2	90

Total revenue	398.8	795.6	(50)

Benefits and Expenses:
Policyholders’ benefits and payments	120.4	120.7	NM
Addition to policyholders’ reserves and funds	212.3	593.0	(64)
Commissions	23.0	30.7	(25)
Operating expenses, state taxes, licenses and fees	42.5	45.7	(7)

Total benefits and expenses	398.2	790.1	(50)

Net gain from operations before federal income taxes	0.6	5.5	(89)
Federal income tax expense	2.9	0.8	NM

Net gain (loss) from operations	(2.3)	4.7	(149)
Net realized capital gain (loss)	(2.4)	0.1	NM

Net income (loss)	$ (4.7)	$ 4.8	NM%

NM = not meaningful, or in excess of 200%.

The net loss for the second quarter 2001, is primarily attributable to earnings strain associated with the continued growth in the Company’s life insurance business, an increase in federal income tax expense and incurred net realized capital losses, partially offset by an increase in fees and other income. It is generally expected that the increase in policyholder reserves and costs related to the production of new business will exceed the amount of premium earned in the first year of a policy, causing operating losses. Management expects losses may continue in conjunction with future growth.

Costs related to the production of new business includes commissions and other variable producer compensation, management fees assessed by MassMutual and business issuance/processing costs, which include policy assembly and other customer service activities, including fluctuations in the market value of variable funds during the processing of deposits. During the first half of 2000, costs related to the production of new business as a percentage of premiums were lower than the first half of 2001 primarily due to a larger portion of new business that was generated through variable annuity exchange programs with MassMutual contract owners. The production costs associated with new business, generated by the exchange programs is lower than the costs associated with business written directly by the Company. See Condensed Notes to Statutory Financial Statements “Related Party Transactions” footnote for further information on the annuity exchange programs with MassMutual.

The following table sets forth, premium data for the Company’s products:

	Three Months Ended June 30,

	2001	2000	% Change

	($ In Millions)
Premium Income:
Universal, variable, term & corporate owned life insurance	$117.5	$106.0	11%
Annuities and supplementary contracts with life contingencies	263.0	681.5	(61)

Total direct premiums	380.5	787.5	(52)
Reinsurance ceded	(29.4)	(27.1)	8

Total	$351.1	$760.4	(54)

Premium income in the second quarter of 2001 decreased, primarily due to a reduction of premiums received from the variable annuity exchange programs with MassMutual, partially offset by increases in premiums of variable life products.

The Company’s business mix has shifted in the second quarter as a result of increasing sales of life products. Universal life and other life products comprised 25% of total premium income during 2001, compared to 10% in 2000. Annuity products were 75% of total premium income during 2001, compared to 90% in 2000.

The components of net investment income are set forth in the table below:

	Three Months Ended June 30,

	2001	2000	% Change

	($ In Millions)
Gross Investment Income:
Bonds	$19.0	$15.5	23%
Mortgage loans	5.9	6.5	(9)
Other investments	(0.2)	-	NM
Policy loans	2.3	1.4	64
Cash and short-term investments	2.2	2.6	(15)

Total gross investment income	29.2	26.0	12
Investment expenses	(0.8)	(1.1)	(27)
Interest Maintenance Reserve (“IMR”) amortization	(0.1)	0.1	NM

Net investment income	$28.3	$25.0	13%

NM = not meaningful, or in excess of 200%.

Net investment income increased in the second quarter of 2001 due to a 15% increase in average invested assets, partially offset by a decrease in the annualized gross yield for the investment portfolio to 7.6% in 2001 from 7.8% in 2000. Increased asset levels are primarily due to general account business growth and capital contributions received in December 2000. After expenses and IMR amortization, net annualized yields were 7.3% and 7.5% for the three month periods ended June 30, 2001 and 2000, respectively. Fluctuations in market conditions will impact future investment results.

The annualized yield on each investment category, before federal income taxes, is calculated as: (a) two times gross investment income (b) divided by the sum of assets at the beginning of the period and assets at the end of the period, less gross investment income, (c) multiplied by four.

The increase during the second quarter of 2001 in gross investment income from bonds is primarily due to a 20% increase in average bonds invested. The decrease in income from mortgage loans is primarily due to a decrease in adjustable mortgage interest rates.

The decrease in gross investment income from cash and short-term investments is primarily due to a 26% decrease in average invested cash and short-term investment balances over the prior year.

The components of fees and other income are set forth in the table below:

	Three Months Ended June 30,

	2001	2000	% Change

		($ In Millions)
Fees	$16.3	$12.7	28%
Commission and expense allowance on reinsurance
ceded	8.6	4.6	87
Reserve adjustment on reinsurance ceded	(5.5)	(7.1)	(23)

Total fees and other income	$19.4	$10.2	90%

Fees increased in the second quarter of 2001 as compared to 2000, primarily due to higher administrative fees collected from the management of investment accounts. Also a new reinsurance agreement between MassMutual and the Company resulted in an 87% increase in commission and expense allowance, partially offset by a 23% decrease in the reserve adjustment on reinsurance ceded. See Condensed Notes to Statutory Financial Statements “Related Party Transactions” footnote for a more detailed description of the Company’s modified coinsurance agreements with MassMutual.

Addition to policyholders’ reserves and funds includes the change in general account reserves and transfers to and from the separate accounts, based upon policyholder elections. This decrease is primarily attributable to lower annuity premiums. The decrease for the three months ended June 30, 2001 is due to a $376.3 million decrease in separate account deposits and a $31.8 million increase in separate account withdrawals and other transfers, partially offset by an increase in general account reserves of $27.2 million. The general account reserve increase is primarily due to an increase in the growth of life insurance in force.

Commissions decreased for the three months ended June 30, 2001 primarily due to lower variable annuity sales. Annuity products’ commissions decreased 38% during the second quarter of 2001 as compared to the prior year. The overall increase in commissions as a percentage of sales is due to the shift in sales mix to life products, which have higher commission rates than annuity products.

The decrease in operating expenses, state taxes, licenses and fees for the three months ended June 30, 2001 is due to a slowdown in new business growth. Management fees charged by MassMutual include increases in agency allowances and other expenses associated with the production of new business.

The increase in federal income taxes for the three months ended June 30, 2001 is primarily attributable to an increase in taxable income of $5.9 million and the timing of the tax deductibility of acquisition costs and reserves. Management projects that in the current year the recognition of tax benefits may be limited as the Company may have utilized all available tax loss carrybacks.

Realized capital losses were $2.4 million after the transfer to the Interest Maintenance Reserve (“IMR”) in 2001, primarily due to a reduction of $1.8 million in taxes driven by book to tax timing differences and the utilization of capital loss carryforwards. In 2000, the Company had a realized capital gain of $0.1 million after the transfer to the IMR.

For the Six Months Ended June 30, 2001
Compared to the Six Months Ended June 30, 2000

The following table sets forth the components of the Company’s net loss:

	Six Months Ended June 30,

	2001	2000	% Change

	($ In Millions)
Revenue:
Premium income	$686.6	$1,257.5	(45)%
Net investment income	58.4	50.9	15
Fees and other income	41.4	16.2	155

Total revenue	786.4	1,324.6	(41)%

Benefits and Expenses:
Policyholders’ benefits and payments	232.6	244.5	(5)
Addition to policyholders’ reserves and funds	431.4	937.6	(54)
Commissions	57.7	62.5	(8)
Operating expenses, state taxes, licenses and fees	90.4	88.1	3

Total benefits and expenses	812.1	1,332.7	(39)%

Net loss from operations before federal income taxes	(25.7)	(8.1)	NM

Federal income tax benefit	(4.5)	(0.9)	NM

Net loss from operations	(21.2)	(7.2)	194
Net realized capital gain (loss)	0.2	(1.6)	113

Net loss	$ (21.0)	$ (8.8)	139%

NM = not meaningful, or in excess of 200%.

The increase in net loss for the first half of 2001, is primarily attributable to earnings strain associated with the continued growth in the Company’s life insurance business, partially offset by larger fees and other income and a higher tax benefit. It is generally expected that the increase in policyholder reserves and costs related to the production of new business will exceed the amount of premium earned in the first year of a policy, causing operating losses. Management expects losses may continue in conjunction with future growth.

Costs related to the production of new business include commissions and other variable producer compensation, management fees assessed by MassMutual and business issuance/processing costs, which include policy assembly and other customer service activities, including fluctuations in the market value of variable funds during the processing of deposits. During the first half of 2000, costs related to the production of new business as a percentage of premiums were lower than the first half of 2001, primarily because a larger portion of new business was generated through variable annuity exchange programs with MassMutual contract owners. The production costs associated with new business, generated by the exchange programs is lower than the costs associated with business written directly by the Company. See Condensed Notes to Statutory Financial Statements “Related Party Transactions” footnote for further information on the annuity exchange programs with MassMutual.

The following table sets forth, premium data for the Company’s products:

	Six Months Ended June 30,

	2001	2000	% Change

	($ In Millions)
Premium Income:
Universal, variable, term & corporate owned life insurance	$247.5	$ 208.3	19%
Annuities and supplementary contracts with life contingencies	505.2	1,097.9	(54)

Total direct premiums	752.7	1,306.2	(42)%
Reinsurance ceded	(66.1)	(48.7)	41

Total	$686.6	$1,257.5	(45)%

Premium income decreased in 2001 primarily due to decreases in premiums of annuity products, which were partially offset by increases in premiums of universal and variable life products. The overall decrease of premium income is primarily the result of a reduction in premiums received from variable annuity exchange programs with MassMutual.

The Company’s business mix has shifted as a result of increasing sales of life products. Universal life and other life products comprised 26% of total premium income during 2001, compared to 13% in 2000. Annuity products were 74% of total premium income during 2001, compared to 87% in 2000.

The components of net investment income are set forth in the table below:

	Six Months Ended June 30,

	2001	2000	% Change

	($ In Millions)
Gross Investment Income:
Bonds	$36.9	$29.4	26%
Mortgage loans	10.9	10.9	NM
Other investments	3.6	2.8	29
Policy loans	4.7	3.6	31
Cash and short-term investments	4.5	5.5	(18)

Total gross investment income	60.6	52.2	16
Investment expenses	(1.5)	(1.3)	15
Interest Maintenance Reserve (“IMR”) amortization	(0.7)	-	NM

Net investment income	$58.4	$50.9	15%

NM = not meaningful, or in excess of 200%.

Net investment income increased during the first six months of 2001 due to a 14% increase in average invested assets as well as an increase in the annualized gross yield for the investment portfolio to 8.2% in 2001 from 8.0% in 2000. Increased asset levels are primarily due to general account business growth and capital contributions received in December 2000. After expenses and IMR amortization, net annualized yields were 7.9% and 7.8%, for the six month periods ended June 30, 2001 and 2000, respectively. Fluctuations in market conditions will impact future investment results.

The annualized yield on each investment category, before federal income taxes, is calculated as: (a) two times gross investment income (b) divided by the sum of assets at the beginning of the period and assets at the end of the period, less gross investment income, (c) multiplied by two.

The increase in 2001 of gross investment income from bonds is primarily due to a 21% increase in average bonds invested and an increase in the annualized yield to 7.9% for 2001 from 7.6% in 2000. The increase in gross investment income from other investments is primarily due to dividends received from affiliated mutual funds. The decrease in gross investment income from cash and short-

term investments is primarily due to a 36% decrease in average invested cash and short-term investment balances.

The components of fees and other income are set forth in the table below:

	Six Months Ended June 30,

	2001	2000	% Change

	($ In Millions)
Fees	$30.9	$22.4	38%
Commission and expense allowance on
reinsurance ceded	23.6	8.0	195
Reserve adjustment on reinsurance ceded	(13.1)	(14.2)	(8)

Total fees and other income	$41.4	$16.2	155%

Fees increased in the first six months of 2001 as compared to 2000, primarily due to higher administrative fees collected from the management of investment accounts. Also a new reinsurance agreement between MassMutual and the Company resulted in an 195% increase in commission and expense allowance, partially offset by a 8% decrease in the reserve adjustment on reinsurance ceded. See Condensed Notes to Statutory Financial Statements “Related Party Transactions” footnote for a more detailed description of the Company’s modified coinsurance agreements with MassMutual.

Policyholders’ benefits and payments decreased in 2001 due to a decrease in surrender benefits on individual annuity and life insurance products. Individual annuity surrenders decreased $19.0 million, or 9%, from the prior year. Life insurance surrenders decreased $2.5 million, or 14%, from the prior year.

Addition to policyholders’ reserves and funds includes the change in general account reserves and transfers to and from the separate accounts, based upon policyholder elections. This decrease is primarily attributable to lower annuity premiums. The decrease for the six months ended June 30, 2001 includes a $545.8 million decline in separate account deposits, partially offset by a $7.2 million decrease in separate account withdrawals and other transfers. General account reserves increased, $32.2 million primarily due to an increase in the growth in life insurance in force.

Commissions decreased due principally to a decrease in sales of annuity products. Annuity product commissions decreased $5.1 million, or 26% when compared to the prior year. The overall increase in commissions as a percentage of sales is due to the shift in sales mix to life products, which have higher commission rates than annuity products.

The increase in the federal income tax benefit for the six months ended June 30, 2001 is primarily attributable to the increased net loss from operations of $25.7 million before federal income taxes. The taxable loss increased $8.4 million from $2.6 million as of June 30, 2000 to $11.0 million as of June 30, 2001. Management projects that in the current year the recognition of tax benefits may be limited as the Company may have utilized all available tax loss carrybacks.

Realized capital gains after the transfer to the Interest Maintenance Reserve (“IMR”), were $0.2 million as of June 30, 2001. In 2000, the Company had realized capital losses of $1.6 million after the transfer to the IMR. These losses were primarily comprised of credit related mortgage losses, which are not transferred to the IMR.

Statement of Financial Position

Assets

Total assets at June 30, 2001 increased by $185.2 million, or 4%, to $4,925.6 million from $4,740.4 million at December 31, 2000. This increase is primarily due to the Company’s general account, which increased $130.1 million, or 8%, due to increased bond and mortgage loan investment activity, partially offset by a reduction in cash and short-term investments and investment and insurance amounts receivable. The portfolio of general account invested assets is managed to support product liabilities in light of yield, liquidity and diversification considerations. The general investment account portfolio does not include the Company’s separate account invested assets.

Bonds at June 30, 2001 were $1,008.9 million, representing an increase of $110.1 million, or 12%, from $898.8 million at December 31, 2000. During the six months ended June 30, 2001, $268.9 million of bonds were purchased, while maturities and sales proceeds totaled $158.1 million.

Mortgage loans at June 30, 2001 were $312.9 million, $42.8 million, or 16% more than the $270.1 million recorded as of December 31, 2000. During the first half of 2001, $50.8 million of mortgage loans were purchased and $8.0 million were sold or retired.

Other investments, consisting of financial options, interest rate caps and floors, preferred stocks, affiliated common stocks, and a joint venture interest were $37.4 million at June 30, 2001, representing an increase of $9.5 million, or 34%, from $27.9 million at December 31, 2000. This increase is primarily due to a $22.2 million increase in receivables for securities sold, a $5.3 million increase related to a mark to market adjustment of derivatives as required by Codification, partially offset by a $17.7 million decrease of investments in affiliated common stock.

Investments and insurance amounts receivable decreased $33.5 million to $57.7 million at June 30, 2001 from $91.2 million at December 31, 2000. This is primarily due to a $32.3 million reduction in commissions and expense allowances on reinsurance ceded under a modified coinsurance agreement with MassMutual.

Liabilities

As with assets, most of the growth in the first six months of 2001 occurred in the general account. Total liabilities at June 30, 2001, increased $185.8 million, or 4%, to $4,779.5 million from $4,593.7 million at December 31, 2000.

Policyholders’ reserves and funds at June 30, 2001, increased by $125.5 million, or 9%. This increase is attributable to the growth in 2001 life insurance products.

Payable to parent at June 30, 2001 was $48.2 million, $13.0 million less than the $61.2 million at December 31, 2000. This decrease is primarily due to a $5.0 million payment to MassMutual for compensation under the variable annuity exchange programs.

Other liabilities increased $22.1 million, or 38%, to $80.0 million as of June 30, 2001, from $57.9 million as of December 31, 2000. This is primarily due to an increase in payables for securities purchased.

Shareholder’s Equity

The decrease in shareholder’s equity was primarily due to:

  a net operating loss of $21.0 million, and
  a decrease of $5.3 million primarily due to unrealized capital losses on affiliated common stocks,

  partially offset by:

  a January 2001 adjustment for the adoption of Codification of $11.2 million, an increase of $11.3 million due to a decrease in non-admitted assets, and an increase of $3.2 million due to the change in Asset Valuation Reserve (“AVR”).

  Liquidity and Capital Resources

  Liquidity

  Cash and short-term investments decreased $10.3 million, or 9%, from the prior year end as a result of an increase in the purchase of bonds and mortgage loans and a decrease in sales and maturities of investments, partially offset by an excess of net cash from operating activities.

  Net cash provided by operating activities increased $72.0 million, or 87%, for the six months ended June 30, 2001. This increase is primarily due to higher fees and other income, investment income and lower additions to policyholders’ reserves and policyholders’ benefits and payments, partially offset by decreased variable annuity sales and higher expenses.

  Loans and purchases of investments increased $27.9 million, or 9%, while sales and maturities of investments and receipts from repayments of loans decreased $22.4 million, or 12%, from the prior year due to changes in market conditions.

  Capital Resources

  The Board of Directors of MassMutual has authorized the contribution of funds to the Company sufficient to meet the capital requirements of all states in which the Company is licensed to do business.

  As of June 30, 2001, the Company’s total adjusted capital (“TAC”) was $163.7 million. TAC is defined by the NAIC as surplus plus AVR. The NAIC developed the Risk Based Capital (“RBC”) model to compare the total adjusted capital with a standard design in order to reflect an insurance company’s risk profile. Although management believes that there is no single appropriate means of measuring RBC needs, management feels that the NAIC approach to RBC measurement is reasonable, and the Company manages its capital position with significant attention to maintaining adequate total adjusted capital relative to RBC. The Company’s total adjusted capital was in excess of all annual RBC standards at December 31, 2000. NAIC RBC does not establish quarterly standards with which TAC can be compared. Management believes that the Company enjoys a strong capital position in light of its risks and the Company is well positioned to meet policyholder and other obligations.

  Part I
  Item 3

  Quantitative and Qualitative Disclosure About Market Risk

  The Company’s market risk and financial instrument holdings as of June 30, 2001 are similar to its market risk and financial instrument holdings as of December 31, 2000, a description of which is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

  Part II
  Item 6

  C.M. Life Insurance Company
  Exhibits and Reports on Form 8-K
  June 30, 2001

  (a)   Exhibit Index

      None.

  (b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant with the Securities and Exchange Commission during the six month period ended June 30, 2001.

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C.M. Life Insurance Company
(Registrant)

Date:	August 14, 2001	By:	/s/ Robert J. O’Connell*

Robert J. O’Connell
Chairman, President and Chief Executive
Officer (Principal Executive Officer)

Date:	August 14, 2001	By:	/s/ John Miller, Jr.*

John Miller, Jr.
Vice President and Comptroller
(Principal Accounting Officer)

/s/ Richard M. Howe

*Richard M. Howe
On August 14, 2001 as Attorney in Fact, pursuant to Power of Attorney.