Form 10-Q
period 2001-09-30
C M LIFE INSURANCE CO
filed 2001-11-14
CIK 883232

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 33-45123

C.M. LIFE INSURANCE COMPANY
(Exact name of registrant as specified in its charter)

Connecticut	06-1041383
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

140 Garden Street, Hartford, Connecticut	06154
(Address of principal executive offices)	(Zip Code)

(860) 987-6500
(Registrant’s telephone number, including area code)

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

Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS
Registrant has 12,500 shares of common stock outstanding on September 30, 2001, all of which are owned by Massachusetts Mutual Life Insurance Company.

The Registrant meets the conditions set forth in General Instruction H(1) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

C.M. LIFE INSURANCE COMPANY

INDEX

Part I	Financial Information

	Item 1:	Financial Statements

		Statutory Statements of Financial Position- September 30, 2001 and December 31, 2000	3

		Statutory Statements of Income- Three Months Ended September 30, 2001 and 2000	4

		Statutory Statements of Income- Nine Months Ended September 30, 2001 and 2000	5

		Statutory Statements of Changes in Shareholder’s Equity- Nine Months Ended September 30, 2001 and 2000	6

		Statutory Statements of Cash Flows- Nine Months Ended September 30, 2001 and 2000	7

		Condensed Notes to Statutory Financial Statements	8

	Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

	Item 3:	Quantitative and Qualitative Disclosure About Market Risk	20

Part II	Other Information

	Item 1:	Legal Proceedings	None

	Item 2:	Changes in Securities and Use of Proceeds	Not Applicable

	Item 3:	Defaults Upon Senior Securities	Not Applicable

	Item 4:	Submission of Matters to a Vote of Security Holders	Not Applicable

	Item 5:	Other Information	None

	Item 6:	Exhibits and Reports on Form 8-K	20

Signatures			20

PART I
Item 1

C.M. LIFE INSURANCE COMPANY
STATUTORY STATEMENTS OF FINANCIAL POSITION

	September 30,	December 31,

	2001	2000

	(Unaudited)

Assets:	($ In Millions Except for Par Value)
Bonds	$1,066.8	$898.8
Mortgage loans	313.6	270.1
Other investments	37.8	27.9
Policy loans	131.5	124.0
Cash and short-term investments	126.1	115.4

Total invested assets	1,675.8	1,436.2

Investment and insurance amounts receivable	68.5	91.2
Deferred taxes	9.5	-
Transfers due from separate accounts	123.0	138.8

	1,876.8	1,666.2

Separate account assets	2,833.1	3,074.2

Total assets	$4,709.9	$4,740.4

Liabilities:
Policyholders’ reserves and funds	$1,605.2	$1,362.9
Policyholders’ claims and other benefits	15.3	4.3
Payable to parent	50.9	61.2
Federal income tax payable	9.5	12.4
Asset valuation reserve	16.4	20.8
Other liabilities	76.2	57.9

	1,773.5	1,519.5

Separate account liabilities	2,833.1	3,074.2

Total liabilities	4,606.6	4,593.7

Shareholder’s equity:
Common stock, $200 par value, 50,000 shares authorized,	2.5	2.5
	12,500 shares issued and outstanding
Paid-in and contributed surplus	153.8	153.8
Surplus	(53.0)	(9.6)

Total shareholder’s equity	103.3	146.7

Total liabilities and shareholder’s equity	$4,709.9	$4,740.4

See condensed notes to statutory financial statements.

PART I
Item 1 (continued)

C.M. LIFE INSURANCE COMPANY
STATUTORY STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,

	2001	2000

	(In Millions)

Revenue:

Premium income	$375.9	$592.8
Net investment income	27.6	24.3
Fees and other income	17.4	11.8

Total revenue	420.9	628.9

Benefits and expenses:

Policyholders’ benefits and payments	125.6	120.1
Addition to policyholders’ reserves and funds	263.1	444.4
Operating expenses	44.0	43.9
Commissions	34.9	45.9
State taxes, licenses and fees	3.0	3.5

Total benefits and expenses	470.6	657.8

Net loss from operations before federal income taxes	(49.7)	(28.9)

Federal income tax benefit	(1.9)	(3.5)

Net loss from operations	(47.8)	(25.4)

Net realized capital loss	(1.3)	-

Net loss	$(49.1)	$(25.4)

See condensed notes to statutory financial statements.

PART I
Item 1 (continued)

C.M. LIFE INSURANCE COMPANY

STATUTORY STATEMENTS OF INCOME
(Unaudited)

	Nine Months Ended September 30,

	2001	2000

	(In Millions)

Revenue:

Premium income	$1,062.5	$1,850.3
Net investment income	86.0	75.2
Fees and other income	58.8	28.0

Total revenue	1,207.3	1,953.5

Benefits and expenses:

Policyholders’ benefits and payments	358.2	364.6
Addition to policyholders’ reserves and funds	694.5	1,382.0
Operating expenses	127.1	124.8
Commissions	92.6	108.4
State taxes, licenses and fees	10.3	10.7

Total benefits and expenses	1,282.7	1,990.5

Net loss from operations before federal income taxes	(75.4)	(37.0)

Federal income tax benefit	(6.4)	(4.4)

Net loss from operations	(69.0)	(32.6)

Net realized capital loss	(1.1)	(1.6)

Net loss	$ (70.1)	$ (34.2)

See condensed notes to statutory financial statements.

PART I
Item 1 (continued)

C.M. LIFE INSURANCE COMPANY

STATUTORY STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Unaudited)

	Nine Months Ended September 30,

	2001	2000

	(In Millions)

Shareholder’s equity, beginning of year, as previously reported	$146.7	$95.3

Cumulative effect of the change in statutory accounting principles	11.2	-

Shareholder’s equity, beginning of year, as adjusted	157.9	95.3

Increases (decreases) due to:
Net loss	(70.1)	(34.2)
Change in net unrealized capital loss	(6.9)	(2.0)
Change in asset valuation reserve	4.4	1.1
Capital contribution	-	15.0
Reserve adjustment	-	(9.0)
Change in deferred tax asset	4.4	-
Changes in non-admitted assets	13.9	(2.9)
Other changes	(0.3)	0.1

Net decreases	(54.6)	(31.9)

Shareholder’s equity, end of period	$103.3	$63.4

See condensed notes to statutory financial statements.

PART I
Item 1 (continued)

C.M. LIFE INSURANCE COMPANY
STATUTORY STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,

	2001	2000

	(In Millions)

Operating activities:

Net loss	$(70.1)	$(34.2)
Additions to policyholders’ reserves, funds and policy benefits,
net of transfers to separate accounts	269.2	70.5
Net realized capital loss	1.1	1.6
Increase in amounts due to/from reinsurers	21.3	22.2
Other changes	(1.2)	(2.9)

Net cash provided by operating activities	220.3	57.2

Investing activities:

Loans and purchases of investments	(473.0)	(449.0)
Sales and maturities of investments and receipts from repayments of loans	263.4	298.4

Net cash used in investing activities	(209.6)	(150.6)

Financing activities:

Capital and surplus contribution	-	15.0

Net cash provided by financing activities	-	15.0

Increase/(decrease) in cash and short-term investments	10.7	(78.4)

Cash and short-term investments, beginning of year	115.4	182.0

Cash and short-term investments, end of period	$126.1	$103.6

See condensed notes to statutory financial statements.

Part I
Item 1 (Continued)

C.M. Life Insurance Company
Condensed Notes to Statutory Financial Statements
September 30, 2001
(Unaudited)

C.M. Life Insurance Company (“the Company” or “C.M. Life”), is a wholly-owned stock life insurance subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”). The Company is primarily engaged in the sale of flexible premium universal life and variable life insurance, and variable annuity products distributed through career agents. The Company is licensed to sell life insurance and annuities in Puerto Rico, the District of Columbia and 49 states (excluding New York).

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

1. Summary of Accounting Practices

The accompanying statutory financial statements have been prepared in conformity with the statutory accounting practices, except as to form, of the National Association of Insurance Commissioners (“NAIC”) and the accounting practices prescribed or permitted by the State of Connecticut Insurance Department and are different in some respects from financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The more significant differences are as follows: (a) acquisition costs, such as commissions and other costs directly related to acquiring new business, are charged to current operations as incurred, whereas GAAP would require these expenses to be capitalized and recognized over the life of the policies; (b) statutory policy reserves are based upon the Commissioner’s Reserve Valuation Methods and statutory mortality, morbidity and interest assumptions, whereas GAAP reserves would generally be based upon net level premium, estimated gross margin methods, and appropriately conservative estimates of future mortality, morbidity and interest assumptions; (c) bonds are generally carried at amortized cost, whereas GAAP generally requires they be reported at fair value; (d) deferred income taxes, which provide for book to tax timing differences, are subject to limitation and are charged directly to shareholder’s equity whereas, GAAP would include deferred taxes as a component of net income; (e) payments received for universal and variable life products and variable annuities are reported as premium income and changes in reserves, whereas, under GAAP, these payments would be recorded as deposits to policyholders’ account balances.

Certain balances have been reclassified to conform to current year presentation.

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

Net deferred tax assets	$5.1
Cost of collection liability	5.6
Other	0.5

$11.2

The components of the net deferred tax assets for the periods ended January 1, 2001 and September 30, 2001 are as follows (in millions):

	1/01/01	9/30/01
Total of all deferred tax assets	$52.1	$75.4
Total of all deferred tax liabilities	(2.7)	(2.7)
Total deferred tax assets non-admitted	(44.3)	(63.2)

Net admitted deferred tax asset	$5.1	$9.5

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

In the Company’s opinion, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its statutory financial position in accordance with statutory accounting principles as of September 30, 2001 and December 31, 2000, and the results of its operations, changes in shareholder’s equity, and its cash flows for the three and nine month periods ended September 30, 2001 and 2000.

2. Related Party Transactions

MassMutual and the Company have an agreement whereby MassMutual, for a fee, furnishes the Company, as required, operating facilities, human resources, computer software development, and managerial services. Also, investment and administrative services are provided to the Company pursuant to a management services agreement with MassMutual. Fees incurred under the terms of these agreements were $129.3 million and $127.1 million for the nine month periods ended September 30, 2001 and 2000, respectively and $44.6 million and $44.8 million for the three month periods ended September 30, 2001 and 2000, respectively. While management believes that these fees are calculated on a reasonable basis, they may not necessarily be indicative of the costs that would have been incurred on a stand-alone basis.

The Company participates in variable annuity exchange programs with its parent whereby certain MassMutual variable annuity contract holders can make a non-taxable exchange of their contract for an enhanced C.M. Life variable annuity contract. The Company received premiums as a result of these exchange programs of $183.6 million and $984.1 million for the nine month periods ended September 30, 2001 and 2000, respectively and $68.7 million and $297.6 million for the three month periods ended September 30, 2001 and 2000, respectively. The Company has an agreement with MassMutual to compensate MassMutual for the lost revenue associated with the exchange of these contracts. As a result of these exchanges, the Company recorded commissions payable of $10.4 million as of September 30, 2001 and $12.0 as of December 31, 2000, and has paid $10.0 million for the nine month period ended September 30, 2001.

The Company cedes a portion of its life insurance business to MassMutual and other insurers in the normal course of business. The Company’s retention limit per individual insured is $15.0 million; the portion of the risk exceeding the retention limitis reinsured with other insurers, including MassMutual. The Company is contingently liable with respect to ceded reinsurance in the event any reinsurer is unable to fulfill its contractual obligations.

The Company has a modified coinsurance quota-share reinsurance agreement with MassMutual, whereby the Company cedes 75% of the premiums on certain universal life policies. In return, MassMutual cedes to the Company a stipulated expense allowance, death and surrender benefits, and a modified coinsurance adjustment based upon experience. The Company retains the assets and related reserves for payment of future benefits on the ceded policies. For the nine month periods ended September 30, 2001 and 2000, premium income of $19.3 million and $20.6 million was ceded to MassMutual. For the three month periods ended September 30, 2001 and 2000, premium income of $5.9 million and $6.3 million was ceded to MassMutual. For the nine month periods ended September 30, 2001 and 2000, policyholders’ benefits of $27.9 million and $27.5 million were ceded to the Company. For the three month periods ended September 30, 2001 and 2000, policyholders’ benefits of $9.8 million and $7.9 million were ceded to the Company. For the nine month periods ended September 30, 2001 and 2000, commissions and expense allowances of $6.1 million and $6.9 million were ceded to the Company. For the three month periods ended September 30, 2001 and 2000, commissions and expense allowances of $1.8 million and $2.0 million were ceded to the Company from MassMutual. In addition, for the nine month periods ended September 30, 2001 and 2000, a modified coinsurance adjustment of $23.1 million and $20.4 million was ceded by the Company to MassMutual. For the three month periods ended September 30, 2001 and 2000, a modified coinsurance adjustment of $6.3 million and $6.2 million was ceded to MassMutual.

The Company also has a stop-loss agreement with MassMutual whereby the Company cedes claims which, in the aggregate, exceed .32% of the covered volume for any year, with maximum coverage of $25.0 million above the aggregate limit. The aggregate limit was $69.2 million as of September 30, 2001 and $72.4 million as of December 31, 2000, and it was not exceeded in any of the periods being reported. Premium income of $1.0 million and $0.9 million was ceded to MassMutual for the nine month periods ended September 30, 2001 and 2000, respectively. Premium income of $0.4 million and $0.3 million was ceded to MassMutual for the three month periods ended September 30, 2001 and 2000.

The Company also has a coinsurance agreement with MassMutual whereby the Company substantially cedes 100% of the premiums on new issues of certain universal life policies. In return, MassMutual cedes to the Company a stipulated expense allowance and death and surrender benefits. MassMutual holds the assets and related reserves for payment of future benefits on the ceded policies. For the nine month periods ended September 30, 2001 and 2000, premium income of $40.7 million and $31.6 million was ceded to MassMutual. For the three month periods ended September 30, 2001 and 2000, premium income of $11.2 million and $18.4 million was ceded to MassMutual. For the nine month periods ended September 30, 2001 and 2000, policyholders’ benefits of $10.4 million and $5.9 million were ceded to the Company. For the three month periods ended September 30, 2001 and 2000, policyholders’ benefits of $8.1 million and $5.9 million were ceded to the Company from MassMutual. For the nine month periods ended September 30, 2001 and 2000, commissions and expense allowances of $25.3 million and $7.8 million were ceded to the Company. For the three month periods ended September 30, 2001 and 2000, commissions and expense allowances of $6.2 million and $4.8 million were ceded to the Company from MassMutual. In addition, an experience refund of $1.3 million was ceded to the Company from MassMutual for the nine month period ended September 30, 2001, whereas a coinsurance adjustment of $2.3 million was ceded to MassMutual from the Company for the three month period ended September 30, 2001.

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

Forward-looking statements are based upon estimates and assumptions. These statements may change primarily due to business uncertainties, economic uncertainties, competitive uncertainties, and other factors, many of which are beyond the Company’s control. Additionally, the Company’s business decisions are also subject to change. The Company does not publicly update or revise any forward-looking statements, as a result of new information, future developments or otherwise.

Results of Operations

For the Three Months Ended September 30, 2001

Compared to the Three Months Ended September 30, 2000

The following table sets forth the components of the Company’s net loss:

	Three Months Ended September 30,

	2001	2000	% Change
	($ In Millions)
Revenue:
Premium income	$375.9	$592.8	(37)%
Net investment income	27.6	24.3	14
Fees and other income	17.4	11.8	47

Total revenue	420.9	628.9	(33)

Benefits and Expenses:
Policyholders’ benefits and payments	125.6	120.1	5
Addition to policyholders’ reserves and funds	263.1	444.4	(41)
Commissions	34.9	45.9	(24)
Operating expenses, state taxes, licenses and fees	47.0	47.4	(1)

Total benefits and expenses	470.6	657.8	(28)

Net loss from operations
before federal income taxes	(49.7)	(28.9)	72
Federal income tax benefit	(1.9)	(3.5)	(46)

Net loss from operations	(47.8)	(25.4)	88
Net realized capital loss	(1.3)	-	NM

Net loss	$(49.1)	$(25.4)	93%

NM = not meaningful, or in excess of 200%.

The increase in the net loss for third quarter 2001 was primarily attributable to earnings strain associated with the growth in the Company’s annuity business, partially offset by an increase in fees and other income. It is generally expected that the increase in policyholders’ reserves and costs related to the production of new business will exceed the amount of premium earned in the first year of a policy, causing operating losses. Management expects a certain level of losses may continue in conjunction with future growth.

Costs related to the production of new business includes commissions and other variable producer compensation, management fees assessed by MassMutual and business issuance and processing costs, which include policy assembly and other customer service activities including fluctuations in the market value of variable funds during the processing of deposits. During the third quarter of 2000, costs related to the production of new business as a percentage of premiums were lower than the third quarter of 2001, primarily because a larger portion of new business was generated through variable annuity exchange programs with MassMutual contract owners. The production cost associated with new business, generated by the exchange programs is lower than the costs associated with business written directly by the Company. See Related Party Transactions footnote for further information on the annuity exchange programs with MassMutual.

The following table sets forth, premium data for the Company’s products:

	Three Months Ended September 30,

	2001	2000	% Change
	($ In Millions)
Premium Income:
Universal, variable & term insurance	$ 113.7	$ 129.1	(12)%
Annuities and supplementary contracts with life contingencies	288.8	499.4	(42)

Total direct premiums	402.5	628.5	(36)
Reinsurance ceded	(26.6)	(35.7)	(25)

Total	$ 375.9	$ 592.8	(37)%

Premium income decreased in 2001, primarily due to a reduction of premiums received from the variable annuity exchange programs with MassMutual, partially offset by increases in other annuity premiums.

The Company’s business mix has shifted as a result of increasing sales of life products. Universal and other life products comprised 23% of total net premium income for the three months ended September 30, 2001, compared to 16% for the same period in 2000. Annuity products were 77% of total net premium income for the three months ended September 30, 2001, compared to 84% for the same period in 2000.

The components of net investment income are set forth in the table below:

	Three Months Ended September 30,

	2001	2000	% Change
	($ In Millions)
Gross Investment Income:
Bonds	$18.7	$16.6	13%
Mortgage loans	5.8	4.7	23
Other investments	0.1	-	NM
Policy loans	2.5	1.9	32
Cash and short-term investments	1.3	1.9	(32)

Total gross investment income	28.4	25.1	13
Investment expenses	(0.7)	(1.0)	(30)
Interest Maintenance Reserve (“IMR”) amortization	(0.1)	0.2	NM

Net investment income	$27.6	$24.3	14%

NM = not meaningful, or in excess of 200%.

Net investment income increased for the three months ended September 30, 2001, primarily due to a 19% increase in average invested assets, partially offset by a decrease in the annualized gross yield for the investment portfolio to 7.0% in 2001 from 7.4% in 2000. Increased asset levels are primarily due to general account business growth. After expenses and IMR amortization, net annualized yields were 6.8% and 7.1%, for the three month periods ended September 30, 2001 and 2000, respectively. Fluctuations in market conditions will impact future investment results.

The annualized yield on each investment category, before federal income taxes, is calculated as: (a) two times gross investment income divided by (b) the sum of assets at the beginning of the period and assets at the end of the period, less gross investment income, (c) multiplied by four.

The increase in gross investment income from bonds for the three months ended September 30, 2001 was primarily due to a 20% increase in average invested bonds, partially offset by a decrease in the annualized yield to 7.3% in 2001 from 7.8% in 2000. The increase in income from mortgage loans was primarily due to a 35% increase in average invested mortgage loans, partially offset by a decrease in the annualized yield from 8.2% in 2000 to 7.5% in 2001.

The decrease in gross investment income from cash and short-term investments was primarily due to a 12% decrease in average cash and short-term investments.

The components of fees and other income are set forth in the table below:

	Three Months Ended September 30,
	2001	2000	% Change

	($ In Millions)

Fees	$18.3	$11.3	62%
Commission and expense allowance on reinsurance ceded	7.8	6.8	15
Reserve adjustment on reinsurance ceded	(8.7)	(6.3)	38

Total fees and other income	$17.4	$11.8	47%

Fees increased in the third quarter of 2001, as compared to 2000, primarily due to higher administrative fees collected from the management of investment accounts. Also, a new reinsurance agreement between MassMutual and the Company resulted in a 15% increase in commission and expense allowance on reinsurance ceded, partially offset by a 38% increase in the reserve adjustment on reinsurance ceded. See Condensed Notes to Statutory Financial Statements “Related Party Transactions” footnote for a more detailed description of the Company’s modified coinsurance agreements with MassMutual.

Policyholders’ benefits and payments increased for the three months ended September 30, 2001, primarily due to death benefits on life products. Annuity surrenders decreased $9.6 million, or 10%, from the prior year. Life insurance surrenders decreased $5.1 million, or 56%, from the prior year.

Addition to policyholders’ reserves and funds includes the change in general account reserves and transfers to and from the separate accounts, based upon policyholder elections. The decrease in these benefits was primarily attributable to lower annuity premiums. The decrease for the three months ended September 30, 2001 includes a $332.3 million decrease in separate account deposits, partially offset by an $82.6 million decrease in separate account withdrawals and other transfers. General account reserves increased, primarily due to a $9.7 million increase in the growth in life reserves and a $59.2 million increase in the growth in annuity reserves.

Commissions decreased for the three months ended September 30, 2001, principally due to lower sales of variable annuities and universal life insurance products. Annuity product commissions decreased $1.9 million, or 9%, while life insurance commissions decreased $9.1 million, or 35%, between periods. The overall increase in commissions as a percentage of sales was primarily due to the shift in sales mix to life products, which have higher commission rates than annuity products.

The decrease in the federal income tax benefit for the three months ended September 30, 2001 was primarily attributable to the Company having utilized all available tax loss carrybacks. The taxable loss was $64.9 million and $9.9 million for the three months ended September 30, 2001 and 2000, respectively. This increase was primarily attributable to the timing of the tax deductibility of reserves and acquisition costs. Due to carryback limitations, the Company could only utilize $5.3 million of the $64.9 million taxable loss for the three month period ended September 30, 2001. Management anticipates that the remaining $59.6 million of taxable losses will be utilized in the first quarter of 2002, since the Company becomes part of the Mass Mutual consolidated return for the 2002 tax year.

Realized capital losses, after the transfer to the IMR, increased to $1.3 million for the three month period ended September 30, 2001. These losses of $1.3 million were primarily comprised of losses from the sale of bonds, partially offset by gains from the sale of mortgage loans.

For the Nine Months Ended September 30, 2001

Compared to the Nine Months Ended September 30, 2000

The following table sets forth the components of the Company’s net loss:

	Nine Months Ended September 30,

	2001	2000	% Change

	($ In Millions)
Revenue:
Premium income	$1,062.5	$1,850.3	(43)%
Net investment income	86.0	75.2	14
Fees and other income	58.8	28.0	110

Total revenue	1,207.3	1,953.5	(38)

Benefits and Expenses:
Policyholders’ benefits and payments	358.2	364.6	(2)
Addition to policyholders’ reserves and funds	694.5	1,382.0	(50)
Commissions	92.6	108.4	(15)
Operating expenses, state taxes, licenses and fees	137.4	135.5	1

Total benefits and expenses	1,282.7	1,990.5	(36)

Net loss from operations before federal income taxes	(75.4)	(37.0)	104
Federal income tax benefit	(6.4)	(4.4)	45

Net loss from operations	(69.0)	(32.6)	112
Net realized capital loss	(1.1)	(1.6)	(31)

Net loss	$(70.1)	$(34.2)	105%

NM = not meaningful, or in excess of 200%.

The increase in net loss for the first nine months of 2001 was primarily attributable to earnings strain associated with the continued growth in the Company’s life insurance business, partially offset by an increase in fees and a higher tax benefit. It is generally expected that the increase in policyholders’ reserves and costs related to the production of new business will exceed the amount of premium earned in the first year of a policy, causing operating losses. Management expects a certain level of losses may continue in conjunction with future growth.

Costs related to the production of new business include commissions and other variable producer compensation, management fees assessed by MassMutual and business issuance and processing costs, which include policy assembly and other customer service activities, including fluctuations in the market value of variable funds during the processing of deposits. During the nine months ended September 30, 2000, costs related to the production of new business as a percentage of premiums were lower than the nine months of 2001, primarily because a larger portion of new business was generated through variable annuity exchange programs with MassMutual contract owners. The production costs associated with new business, generated by the exchange programs is lower than the costs associated with business written directly by the Company. See Condensed Notes to Statutory Financial Statements “Related Party Transactions” footnote for further information on the annuity exchange programs with MassMutual.

The following table sets forth, premium data for the Company’s products:

	Nine Months Ended September 30,
	2001	2000	% Change
	($ In Millions)
Premium Income:
Universal, variable & term insurance	$ 361.2	$ 337.4	7%
Annuities and supplementary contracts with life contingencies	794.0	1,597.3	(50)

Total direct premiums	1,155.2	1,934.7	(40)
Reinsurance ceded	(92.7)	(84.4)	10

Total	$ 1,062.5	$ 1,850.3	(43)%

Premium income decreased in 2001 primarily due to decreases in premiums of annuity products, which were partially offset by increases in premiums of life products. The overall decrease in premium income was primarily the result of a reduction in premium received from variable annuity exchange programs with MassMutual.

The Company’s business mix has shifted as a result of increasing sales of life products. Universal and other life products comprised 25% of total net premium income for the nine months ended September 30, 2001, compared to 14% for the same period in 2000. Annuity products were 75% of total net premium income for the nine months ended September 30, 2001, compared to 86% for the same period in 2000.

The components of net investment income are set forth in the table below:

	Nine Months Ended September 30,
	2001	2000	% Change
	($ In Millions)
Gross Investment Income:
Bonds	$55.6	$46.0	21%
Mortgage loans	16.7	15.6	7
Other investments	3.7	2.8	32
Policy loans	7.2	5.5	31
Cash and short-term investments	5.8	7.4	(22)

Total gross investment income	89.0	77.3	15
Investment expenses	(2.2)	(2.3)	(4)
Interest Maintenance Reserve (“IMR”) amortization	(0.8)	0.2	NM

Net investment income	$86.0	$75.2	14%

NM = not meaningful, or in excess of 200%.

Net investment income increased for the nine months ended September 30, 2001, primarily due to a 17.2% increase in average invested assets, partially offset by a decrease in the annualized gross yield for the investment portfolio to 7.8% in 2001 from 8.0% in 2000. Increased asset levels are primarily due to general account business growth and capital contributions received in December 2000. After expenses and IMR amortization, net annualized yields were 7.6% and 7.7% for the nine month periods ended September 30, 2001 and 2000, respectively. Fluctuations in market conditions will impact future investment results.

The annualized yield on each investment category, before federal income taxes, is calculated as: (a) two times gross investment income divided by (b) the sum of assets at the beginning of the period and assets at the end of the period, less gross investment income, (c) multiplied by four thirds.

The increase in gross investment income from bonds for the nine months ended September 30, 2001 was primarily due to a 21% increase in average invested bonds. The increase in income from mortgage loans was primarily due to a 27% increase in average invested mortgage loans, partially offset by a decrease in the annualized yield from 9.4% in 2000 to 7.9% in 2001.

The increase in gross investment income from other investments was primarily due to increases in common stocks and interest rate swaps. The decrease in gross investment income from cash and short-term investments was primarily due to a 15% decrease in average invested cash and short-term investments balances.

The components of fees and other income are set forth in the table below:

	Nine Months Ended September 30,

	2001	2000	% Change
	($ In Millions)

Fees	$49.2	$33.7	46%
Commission and expense allowance on reinsurance ceded	31.5	14.8	113
Reserve adjustment on reinsurance ceded	(21.9)	(20.5)	7

Total fees and other income	$58.8	$28.0	110%

Fees increased in the first nine months of 2001, as compared to 2000, primarily due to higher administrative fees collected from the management of investment accounts. Also, a new reinsurance agreement between MassMutual and the Company resulted in a 113% increase in commission and expense allowance on reinsurance ceded, partially offset by a 7% increase in the reserve adjustment on reinsurance ceded. See Condensed Notes to Statutory Financial Statements “Related Party Transactions” footnote for a more detailed description of the Company’s modified coinsurance agreements with MassMutual.

Addition to policyholders’ reserves and funds includes the change in general account reserves and transfers to and from the separate accounts, based upon policyholder elections. This decrease was primarily attributable to lower annuity premiums. The decrease for the nine months ended September 30, 2001 includes a $878.1 million decrease in separate account deposits, partially offset by a $89.8 million decrease in separate account withdrawals and other transfers. General account reserves increased, primarily due to a $19.9 million increase in the growth in life reserves and a $81.6 million increase in the growth in annuity reserves.

Commissions decreased, principally due to a decrease in sales of annuity products. Annuity product commissions decreased $7.0 million, or 21%, and life insurance commissions decreased $8.8 million, or 13%, between periods. The overall increase in commissions as a percentage of sales was primarily due to the shift in sales mix to life products, which have higher commission rates than annuity products.

The increase in the federal income tax benefit for the nine months ended September 30, 2001 was primarily attributable to the net loss from operations before federal income taxes of $75.4 million. The taxable loss increased $63.4 million to $75.9 million for the nine months ended September 30, 2001 from a taxable loss of $12.5 million for the same period in 2000. This increase was primarily attributable to the timing of the tax deductibility of reserves and acquisition costs. Due to carryback limitations, the Company could only utilize $16.3 million of the $75.9 million taxable loss through the nine month period ending September 30, 2001. Management anticipates that the remaining $59.6 million of taxable losses will be utilized in the first quarter of 2002, since the Company becomes part of the MassMutual consolidated return for the 2002 tax year.

Realized capital losses, after the transfer to the IMR, were $1.1 million as of September 30, 2001. The decrease in losses was primarily due to improved results in the sales of mortgage loans and derivative instruments, partially offset by higher losses from the sale of bonds. In 2000, the Company had realized capital losses of $1.6 million after the transfer to the IMR. These losses were primarily comprised of credit related mortgage losses, which are not transferred to the IMR.

Statement of Financial Position

Assets

Total assets at September 30, 2001, decreased from December 31, 2000. This decrease was primarily due to the Company’s separate accounts, which decreased $241.1 million, or 8%, primarily due to unfavorable market conditions.

General account assets have increased from December 31, 2000. This increase was primarily due to increases in bonds and mortgage loans, partially offset by decreases in investment and insurance amounts receivable, and transfers due from separate accounts. The portfolio of general account invested assets was managed to support product liabilities in light of yield, liquidity and diversification considerations. The general investment account portfolio does not include the Company’s separate account invested assets.

Bonds increased during the nine months ended September 30, 2001. During this period, $383.1 million of bonds were purchased, while maturities and sales proceeds totaled $213.0 million.

Mortgage loans increased during the first nine months of 2001. During this period, $89.6 million of mortgage loans were originated and $46.6 million matured or paid off.

Other investments, consisting of financial options, interest rate swaps, interest rate caps and floors, preferred stocks, affiliated common stocks, and a joint venture interest increased from December 31, 2000. This increase was primarily due to a $13.7 million increase in receivables for securities sold, an $8.7 million increase related to interest rate swaps, partially offset by a $13.2 million decrease of investments in affiliated common stock.

Investments and insurance amounts receivable decreased during the first nine months of 2001. This was primarily due to a $33.0 million reduction in commissions and expense allowances on reinsurance ceded under a modified coinsurance agreement with MassMutual, partially offset by a $14.1 million increase in amounts recoverable from reinsurers.

Transfers due from separate accounts decreased from December 31, 2000. Transfers due from separate accounts represents policyholders’ account values in excess of statutory benefit reserves. This decrease was consistent with the decline in separate account liabilities.

Liabilities

Total liabilities increased in the first nine months of 2001, primarily due to increased policyholders' reserves and funds, partially offset by a decrease in separate accounts.

Policyholders’ reserves and funds at September 30, 2001 increased from December 31, 2000. This increase was attributable to the growth of life insurance and annuity products in 2001.

Payable to parent decreased during the first nine months of 2001. This decrease was primarily due to $10.0 million in payments to MassMutual for compensation under the variable annuity exchange programs.

Other liabilities increased during the first nine months of 2001. This increase was primarily attributable to an increase in payables for securities purchased.

Shareholder’s Equity

The decrease in shareholder’s equity was primarily due to:

· a net operating loss of $70.1 million, and

· a decrease of $6.9 million, primarily due to unrealized capital losses on affiliated common stocks,

partially offset by:

· a January 2001 adjustment for the adoption of Codification of $11.2 million,

· an increase of $13.9 million, due to a decrease in non-admitted assets,

· an increase of $4.4 million due to deferred taxes, and

· an increase of $4.4 million, due to the change in Asset Valuation Reserve (“AVR”).

Liquidity and Capital Resources

Liquidity

Cash and short-term investments increased $10.7 million, or 9%, from the prior year as a result of an increase in net cash provided by operating activities, partially offset by a decrease in net cash used in investing activities.

Net cash provided by operating activities increased $163.1 million, or 285%, from the prior year. This increase was primarily due to the growth of our general investment account. The increase in the general investment account is primarily due to investors selecting the fixed option of their product.

Loans and purchases of investments increased $24.0 million, or 5%, while sales and maturities of investments and receipts from repayment of loans decreased $35.0 million, or 12%, from the prior year primarily due to changes in market conditions.

Capital Resources

The Board of Directors of MassMutual has authorized the contribution of funds to the Company sufficient to meet the capital requirements of all states in which the Company is licensed to do business. MassMutual’s management is committed to keeping a prudent amount of surplus in the Company.

As of September 30, 2001, the Company’s total adjusted capital (“TAC”) as defined by the NAIC was $119.7 million. The NAIC developed the Risk Based Capital (“RBC”) model to compare the total adjusted capital with a standard design in order to reflect an insurance company’s risk profile. Although management believes that there is no single appropriate means of measuring RBC needs, management feels that the NAIC approach to RBC measurement is reasonable, and the Company manages its capital position with significant attention to maintaining adequate total adjusted capital relative to RBC. The Company’s total adjusted capital was in excess of all annual RBC standards at December 31, 2000. NAIC RBC does not establish quarterly standards with which TAC can be compared. Management believes that the Company enjoys a strong capital position in light of its risks and the Company is well positioned to meet policyholder and other obligations.

Part I
Item 3

Quantitative and Qualitative Disclosure about Market Risk

The Company’s market risk and financial instrument holdings as of September 30, 2001, are similar to its market risk and financial instrument holdings as of December 31, 2000, a description of which is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Part II
Item 6

C.M. Life Insurance Company
Exhibits and Reports on Form 8-K
September 30, 2001

(a) Exhibit Index

24. Power of Attorney for Brent C. Nelson

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant with the Securities and Exchange Commission during the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C.M. Life Insurance Company (Registrant)

Date: November 14, 2001	By:	/s/ Robert J. O’Connell* Robert J. O’Connell Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2001	By:	/s/ Brent C. Nelson* Brent C. Nelson Senior Vice President and Controller (Principal Accounting Officer)

/s/ Richard M. Howe
*Richard M. Howe
On November 14, 2001 as Attorney in Fact, pursuant to Power of Attorney.