Form 10-K
period 2001-12-31
C M LIFE INSURANCE CO
filed 2002-03-28
CIK 883232

SECURITIES  AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

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

(1) Yes X No __
(2) Yes X No __

Registrant has 12,500 shares of common stock outstanding on March 28, 2002, all of which are owned by Massachusetts Mutual Life Insurance Company.

PART I

Item 1. Business

We are a stock life insurance company located at 140 Garden Street, Hartford, Connecticut, 06154. We are a wholly-owned stock life insurance subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”) or the “parent”.

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

MassMutual is a mutual life insurance company organized as a Massachusetts corporation, which was originally chartered in 1851. As a mutual life insurance company, MassMutual has no shareholders. In addition to the sales of individual life insurance, MassMutual also provides a wide range of annuity and disability products distributed primarily through career agents. MassMutual also provides, directly or through its subsidiaries, a wide range of pension products and services, as well as investment services to individuals, corporations, and institutions in all 50 states of the United States, and the District of Columbia. MassMutual and its subsidiaries or affiliates are also licensed to transact business in Puerto Rico, six provinces of Canada, Hong Kong, Chile, Argentina, Bermuda, Luxembourg, Taiwan, Japan and Macao.

MassMutual’s principal lines of business are:

  Individual Line, which includes life, disability, annuity, corporate owned life insurance, structured settlements and long-term care products and services marketed primarily through domestic distribution channels; and
  Retirement Services and Financial Products Line, which provides retirement plan sponsors and participants a full range of products and services in the defined contribution, defined benefit and non-qualified deferred compensation plan markets; including group annuity, domestic guaranteed investment contracts, international funding agreements and pension terminal funding annuity products.

Effective January 1, 2000, the MassMutual Investment Group was merged into David L. Babson & Company, Inc., (“Babson”), a MassMutual wholly-owned subsidiary. Babson provides investment advisory services to us, our affiliates, and various outside individual and institutional investors through MassMutual’s investment management staff and its subsidiaries: Oppenheimer Acquisition Corporation, which owns OppenheimerFunds Inc.; DLB Acquisition Corporation, which owns David L. Babson & Company, Inc.; Antares Capital Corporation; and Cornerstone Real Estate Advisers, Inc. The results of operations of these investments are allocated to and reflected in the financial results of MassMutual’s other product lines of business.

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

Variable Universal Life. Variable universal life insurance provides the policyholder, within guidelines established by the terms of the policy, the ability to select and change premium levels, amounts of death benefits, and investment options. We credit premiums in excess of specified sales charges to the account value of the policy. We apply net premiums, as instructed by the policyholder, to a guaranteed principal account backed by our general investment account, or to one or more of our separate accounts. The policyholder bears the investment risk for cash values in the separate accounts. We deduct the cost of insurance and administrative charges from the accumulating account value to which we credit the premiums. In 2001, we introduced an enhanced variable universal life insurance product and introduced a dollar cost averaging and portfolio rebalancing program to many of its variable life insurance products. In 2000, we introduced an enhanced survivorship variable universal life insurance product that pays a death benefit upon the death of the second of two insureds.

Term Life. Term life insurance provides life insurance protection for a fixed period and has no cash value. We offer a variety of term insurance products designed to meet varying client needs. Almost all term insurance products allow conversion within a specified time period to one of our other insurance products.

Fixed and Variable Annuities. Annuity products provide for the payment of periodic benefits at regular intervals beginning at a specified date and continuing for a specific period of time or for life. For our fixed annuity products, we credit premiums to the account value of the contract, which are allocated to a fixed account backed by our general investment account. Variable annuities are individual non-participating contracts which provide for either a single or periodic premium, which may be directed to a guaranteed principal account backed by general investment account, or to one of several separate account investment options for which the investment risk is borne by the contract holder. In June 2001, we introduced a new tax-sheltered variable annuity product targeted for eligible employees of schools, hospitals, churches or other nonprofit organizations. In 2000, we increased the number of investment options in our flagship variable annuity products, Panorama Premier and Panorama Passage, to better serve our increasingly sophisticated client base.

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

We have a modified coinsurance quota-share reinsurance agreement with MassMutual whereby we cede 75% of the premiums on certain universal life policies. In return, MassMutual pays us a stipulated expense allowance, death and surrender benefits, and a modified coinsurance adjustment based upon experience. Assets and related reserves for payment of future benefits on the ceded policies are retained by us. Premium income of $22.9 million in 2001, $26.7 million in 2000 and $29.8 million in 1999 was ceded to MassMutual. Policyholder benefits of $33.8 million in 2001, $38.4 million in 2000 and $38.7 million in 1999 were ceded to MassMutual.

We also have a stop-loss agreement with MassMutual under which we cede claims, which, in aggregate, exceed .32% of the covered volume for any year, with maximum coverage of $25.0 million above the aggregate limit. The aggregate limit was $70.0 million in 2001, $72.4 million in 2000, and $45.4 million in 1999 and it was not exceeded in any of the years. Premium income of $1.3 million was ceded to MassMutual in 2001, 2000 and 1999 respectively.

Effective January 1, 2000, we entered into a coinsurance agreement with MassMutual, whereby we cede substantially 100% of the premiums on new issues of certain universal life policies. In return, MassMutual pays us a stipulated expense allowance and death and surrender benefits. MassMutual holds the assets and related reserves for payment of future benefits on the ceded policies. Premium income of $47.4 million and $47.3 million was ceded to MassMutual in 2001 and 2000, respectively. Policyholders’ benefits of $11.3 million and $5.9 million was ceded to MassMutual in 2001 and 2000, respectively.

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

We believe our financial strength, agent skill, and product performance provide competitive advantages for the products we offer in these markets. Our, and MassMutual’s, year-end 2001 ratings were again among the highest enjoyed by any company in any industry. Our, and MassMutual’s, AAA financial strength rating from Standard & Poor’s, A++ (Superior) financial strength rating from A.M. Best, and AAA claims-paying rating from Fitch were the highest possible. Our, and MassMutual’s, Aa1 financial strength rating from Moody’s Investors Service was the highest in its “Excellent” category.

Each rating agency independently assigns ratings based on its own separate review and takes into account a variety of factors, which are subject to change in making its decision. Accordingly, there can be no assurance of the ratings that will be afforded us in the future.

Transactions with MassMutual

We have an agreement with MassMutual whereby, for a fee, MassMutual furnishes us, as required, operating facilities, human resources, computer software development and managerial services. Also, MassMutual provides us with investment and administrative services pursuant to a management services agreement. Fees incurred under the terms of these agreements were $171.6 million in 2001, $172.6 million in 2000, and $124.5 million in 1999.

In 1999, we began participating in variable annuity exchange programs with our parent whereby certain MassMutual variable annuity contract holders can make a non-taxable exchange of their contract for an enhanced C.M. Life variable annuity contract. We received premiums of $295.6 million in 2001, $1,090.9 million in 2000 and $117.8 million in 1999, related to these exchange programs. We have an agreement to compensate MassMutual for the lost revenue associated with the exchange of these contracts. We recorded commissions payable of $0.4 million and $12.0 million as of December 31, 2001 and 2000, respectively, and paid $15.0 million to MassMutual for the year-ended December 31, 2001.

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

New Accounting Pronouncements

On January 1, 2001, the Codification of Statutory Accounting Principles (“Codification”) became effective and was adopted by C.M. Life Insurance Company (the “ Company”). Codification provides a comprehensive guide of statutory accounting principles for use by insurers in the United States of America. The effect of adopting Codification was an increase to January 1, 2001 shareholder’s equity of $15.9 million. The primary components of this increase are the change in accounting for certain investments in derivatives of $4.7 million, the exclusion of cost of collection liability of $5.6 million and the admission of a net deferred tax asset of $5.1 million.

The company believes that it has made a reasonable determination of the effect on shareholder’s equity based upon its interpretation for the principles outlined in Codification. However, future clarification of these principles by the State of Connecticut Insurance Department of the NAIC may have a material impact on this determination. In conformity with statutory accounting practices, prior year statements have not been restated to reflect the implementation of Codification. Certain 2000 and 1999 balances have been reclassified to conform to current year presentation.

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

There were no matters submitted to a vote of security holders during 2001, other than routine corporate governance matters.

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

The following statutory information as of and for the years ended December 31, 2001, 2000, 1999, 1998, and 1997 has been derived from our audited statutory financial statements. The 2001, 2000 and 1999 statutory financial statements have been audited by Deloitte & Touche LLP, independent auditors’. The statutory financial statements for the years 1997 and 1998 were audited by other auditors.

The accompanying statutory financial statements are different in some respects from financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“United States GAAP”). As of January 1, 2001, the more significant differences between accounting principles pursuant to Codification and United States GAAP are as follows:

(a)	acquisition costs, such as commissions and other variable costs that are directly related to acquiring new business, are charged to current operations as incurred, whereas United States GAAP would require these expenses to be capitalized and recognized over the life of the policies;

(b)	statutory policy reserves are based upon the Commissioners’ Reserve Valuation Methods and statutory mortality, morbidity and interest assumptions, whereas United States GAAP reserves would generally be based upon net level premium, estimated gross margin method, and appropriate estimates of future mortality, morbidity and interest assumptions;

(c)	bonds are generally carried at amortized cost, whereas United States GAAP generally requires they be reported at fair value;

(d)	deferred income taxes, which provide for book/tax temporary differences, are subject to limitation and are charged directly to shareholder’s equity whereas, United States GAAP would include deferred taxes as a component of net income;

(e)	payments received for universal and variable life products and variable annuities are reported as premium income and changes in reserves, whereas, under United States GAAP, these payments would be recorded as deposits to policyholders’ account balances;

(f)	assets are reported at “admitted asset” value and “non-admitted assets” are excluded through a charge against surplus, while under United States GAAP, “non-admitted assets” are recorded, net of any valuation allowance; and

(g)	reinsurance recoverables on unpaid losses are reported as a reduction of policyholders’ reserves and funds, while under United States GAAP, they are reported as an asset.

We record our investments in accordance with rules established by the NAIC. Generally, we value:

  bonds at amortized cost, using the constant yield method,

  mortgage loans at amortized cost, net of valuation reserves,

  policy loans at the outstanding loan balance less amounts unsecured by the cash surrender value of the policy,

  other investments (which include other financial instruments at fair value and preferred stocks at cost), and short-term investments at amortized cost.

We develop reserves for life insurance contracts using accepted actuarial methods computed principally on the net level premium, the Commissioners’ Reserve Valuation Method and the California Method bases using the 1980 Commissioners’ Standard Ordinary mortality tables with assumed interest rates ranging from 2.50 to 4.50 percent.

We develop reserves for individual annuities based on accepted actuarial methods at interest rates ranging from 5.25 to 9.00 percent.

Federal income taxes are based upon our best estimate of our current and deferred tax liabilities. Deferred income taxes, which provide for book-tax temporary differences, are subject to limitation and are charged directly to shareholder’s equity. Accordingly, the reporting of miscellaneous temporary differences, such as reserves and policy acquisition costs, and of permanent differences such as tax credits, resulted in effective tax rates which differ from the federal statutory tax rate.

We maintain an Asset Valuation Reserve (“AVR”) and an Interest Maintenance Reserve (“IMR”), in compliance with regulatory requirements. The AVR and other investment reserves stabilize surplus against fluctuations in the value of mortgage loans and bonds. The IMR defers all interest related after-tax realized capital gains and losses. These interest related capital gains and losses are amortized into net investment income using the grouped method over the remaining life of the investment sold or over the remaining life of the underlying asset.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during reporting periods. The most significant estimates include those used in determining investment valuation reserves, impairments and the liability for future policyholders’ reserves and funds. Future events, including changes in the levels of mortality, morbidity, interest rates, persistency and asset valuations, could cause actual results to differ from the estimates used in the financial statements. Although some variability is inherent in these estimates, management believes the amounts presented are appropriate.

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

C.M. Life Insurance Company Selected Historical Financial Data For the Years Ended December 31,

(In Millions)

	2001	2000	1999	1998	1997

Revenue:
Premium income	$1,618.8	$2,288.6	$935.5	$405.4	$330.7
Net investment income	115.3	100.9	85.0	82.4	75.3
Fees and other income	102.7	104.1	33.4	27.1	24.8

	1,836.8	2,493.6	1,053.9	514.9	430.8

Benefits and expenses:
Policyholders’ benefits and payments	467.7	463.9	332.2	185.2	100.4
Addition to policyholders’ reserves and funds	1,089.8	1,708.0	540.4	189.4	217.4
Commissions	121.9	140.2	82.6	49.6	33.5
Operating expenses, state taxes, licenses and fees	183.3	185.2	131.9	80.2	53.0
Federal income taxes (benefit)	(1.8)	7.2	2.1	6.8	19.0

	1,860.9	2,504.5	1,089.2	511.2	423.3

Net gain (loss) from operations	(24.1)	(10.9)	(35.3)	3.7	7.5
Net realized capital gain (loss)	(5.5)	(3.0)	(8.7)	(1.1)	0.1

Net income (loss)	$(29.6)	$(13.9)	$(44.0)	$2.6	$7.6

Assets:
General account assets	$2,064.3	$1,666.2	$1,402.6	$1,212.0	$1,122.7
Separate account assets	3,317.5	3,074.2	1,764.2	1,318.9	1,096.5

Total assets	$5,381.8	$4,740.4	$3,166.8	$2,530.9	$2,219.2

Liabilities:
Policyholders’ reserves and funds	$1,753.4	$1,362.9	$1,175.9	$996.3	$951.0
Asset valuation and investment reserves	16.1	20.8	22.7	23.9	26.6
Other liabilities (1)	106.9	135.8	108.7	50.8	31.9
Separate account liabilities	3,317.5	3,074.2	1,764.2	1,318.9	1,096.5

Total liabilities	5,193.9	4,593.7	3,071.5	2,389.9	2,106.0

Shareholder’s Equity:
Common stock	2.5	2.5	2.5	2.5	2.5
Paid-in capital and contributed surplus(2)	198.8	153.8	68.8	68.8	43.8
Unassigned surplus	(13.4)	(9.6)	24.0	69.7	66.9

Total shareholder’s equity	187.9	146.7	95.3	141.0	113.2

Total liabilities and shareholder’s equity	$5,381.8	$4,740.4	$3,166.8	$2,530.9	$2,219.2

Total adjusted capital data (3)
Total shareholder’s equity	$187.9	$146.7	$95.3	$141.0	$113.2
Asset valuation reserve	15.6	20.8	20.9	21.5	22.7

Total adjusted capital	$203.5	$167.5	$116.2	$162.5	$135.9

(1)	Includes payable to MassMutual of $45.0 million in 2001, $61.2 million in 2000, $49.9 million in 1999, $28.8 million in 1998 and $13.6 million in 1997.

(2)	In 2001, 2000 and 1998, we received surplus contributions of $45.0 million, $85.0 million and $25.0 million, respectively, from MassMutual.
(3)	Defined by the National Association of Insurance Commissioners as surplus plus asset valuation reserves.

We reclassified prior year amounts to conform with the current year presentation.

Item 7.  Management's Discussion and Analysis of

             Financial Condition and Results of

             Operations

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the audited Statutory Financial Statements, Notes to Statutory Financial Statements, and Selected Historical Financial Data. This Management’s Discussion and Analysis reviews our financial condition at December 31, 2001 and 2000, our results of operations for the past three years and, where appropriate, factors that may affect our future financial performance.

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

At December 31, 2001, we had approximately $5.4 billion in total statutory assets, over 270 thousand individual policyholders and $66.9 billion of direct individual life insurance in force. Our total adjusted capital, as defined by the National Association of Insurance Commissioners (“NAIC”), was $203.5 million at December 31, 2001.

The following table sets forth the calculation of total adjusted capital:

	December 31,

	2001	2000	1999

	($ In Millions)
Shareholder’s equity	$187.9	$146.7	$95.3
Asset valuation reserve	15.6	20.8	20.9

Total adjusted capital (1)
	$203.5	$167.5	$116.2

(1)	Defined by the National Association of Insurance Commissioners as surplus plus asset valuation reserves.

Objective testimony to our strong performance and market position is reflected in our ratings, which at year-end 2001 were again among the highest enjoyed by any company in any industry. Our, and MassMutual’s, AAA financial strength rating from Standard & Poor’s, A++ (Superior) financial strength rating from A.M. Best, and AAA claims-paying rating from Fitch were the highest possible. Our, and MassMutual’s, Aa1 financial strength rating from Moody’s Investors Service was the highest in its “Excellent” category. Each rating agency independently assigns ratings based on its own separate review and takes into account a variety of factors, which are subject to change in making its decision. Accordingly, there can be no assurance of the ratings that will be afforded us in the future.

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

Results of Operations

The following table sets forth the components of our net loss:

	Years Ended December 31,

	2001	2000	1999	% Change 01 vs 00	% Change 00 vs 99

	($ In Millions)
Revenue:
Premium income	$1,618.8	$2,288.6	$ 935.5	(29)%	144%
Net investment income	115.3	100.9	85.0	14	19
Fees and other income	102.7	104.1	33.4	(1)	NM

Total revenue	1,836.8	2,493.6	1,053.9	(26)	137

Benefits and Expenses:
Policyholders’ benefits and payments	467.7	463.9	332.2	1	40
Addition to policyholders’ reserves and funds	1,089.8	1,708.0	540.4	(36)	NM
Commissions	121.9	140.2	82.6	(13)	70
Operating expenses, state taxes, licenses and fees	183.3	185.2	131.9	(1)	40
Federal income taxes (benefit)	(1.8)	7.2	2.1	(125)	NM

Total benefits and expenses	1,860.9	2,504.5	1,089.2	(26)	130

Net loss from operations	(24.1)	(10.9)	(35.3)	(121)	69
Net realized capital loss	(5.5)	(3.0)	(8.7)	(83)	66

Net loss	$ (29.6)	$ (13.9)	$ (44.0)	(113)%	68%

NM = not meaningful or in excess of 200%.

Net losses increased in 2001 primarily due to earnings strain associated with the continued growth of the Company’s life insurance business, higher death claims, and lower expense on reinsurance ceded; partially offset by an increase in net investment income, higher fees from the administration of separate investment funds and a higher tax benefit. It is generally expected that the increase in policyholders’ reserves and costs related to the production of new business will exceed the amount of premium earned in the first year of a policy, causing operating losses. We expect that a certain level of losses may continue in conjunction with future growth.

Costs related to the production of new business include commissions and other variable producer compensation, management fees assessed by MassMutual and business issuance and processing costs, which include policy assembly and other customer service activities including fluctuations in the market value of variable funds during the processing of deposits. During 2001, costs related to the production of new business as a percentage of premiums were higher, primarily because a lower portion of new business was generated through variable annuity exchange programs with MassMutual contract owners. During 2000 costs related to the production of new business as a percentage of premiums were lower, primarily because a larger portion of new business was generated through variable annuity exchange programs with MassMutual contract owners. See Related Party Transactions, footnote 9, Notes to Statutory Financial Statements, for further information on the annuity exchange programs with MassMutual.

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

Selected premium and life insurance information is presented below:

	Years Ended December 31,

	2001	2000	1999	% Change 01 vs 00	% Change 00 vs 99

	($ In Millions)
Premium Income:
Term life	$ 19.4	$ 18.6	$ 23.4	4%	(21)%
Universal, variable & corporate owned life	503.8	467.7	286.2	8	63
Annuities and supplementary contracts	1,212.1	1,922.9	690.4	(37)	179

Total direct premiums	1,735.3	2,409.2	1,000.0	(28)	141
Less: Reinsurance ceded	116.5	120.6	64.5	(3)	87

Total	$ 1,618.8	$ 2,288.6	$ 935.5	(29)%	145%

Life Insurance Sales Face Amount:
Term life	$ 344.7	$ 174.1	$ 1,610.7	98%	(89)%
Universal, variable & corporate owned life	4,210.0	12,797.4	11,720.0	(67)	9

Total direct sales	4,554.7	12,971.5	13,330.7	(65)	(3)
Less: Reinsurance ceded	4,191.1	12,654.4	10,885.6	(67)	16

Total	$ 363.6	$ 317.1	$ 2,445.1	15%	(87)%

Life Insurance In Force Face Amount:
Term life	$ 8,977.7	$ 8,848.5	$10,216.5	1%	(13)%
Universal, variable & corporate owned life	57,899.5	56,113.6	46,491.6	3	21

Total direct in-force	66,877.2	64,962.1	56,708.1	3	15
Less: Reinsurance ceded	44,365.1	42,742.7	35,004.3	4	22

Total	$22,512.1	$22,219.4	$21,703.8	1%	2%

	(In Whole Units)
Number of Policies In Force:
Term life	19,995	22,346	25,252	(11)%	(12)%
Universal, variable & corporate owned life	177,575	177,274	155,237	--	14
Annuities	73,734	58,633	37,279	26	57

Total	271,304	258,253	217,768	5%	19%

Premium income decreased in 2001 primarily due to decreases in premiums of annuity products. The overall decrease in premium income was primarily the result of a reduction in premium received from variable annuity exchange programs with MassMutual. Premium income increased in 2000 primarily due to increases in premiums from variable annuity, universal life and variable life products. The overall increase in premium income is primarily the result of a number of new and enhanced product offerings and increases in variable annuity exchange programs with MassMutual.

In 2001, we increased the number of investment options in our variable universal life products to better serve our client base. Also, we introduced an enhanced variable universal life insurance product that provides five additional fund options and offers a dollar cost averaging and portfolio rebalancing program. In 2000, we redesigned an existing variable universal life product. In 1999 we redesigned an existing variable universal life product, introduced two new annuity products, introduced one new variable universal life product and added a new fund option to existing annuity products.

Our business mix has shifted as a result of decreasing sales of annuity products. Annuity products comprised 75% of total net premium income during 2001, compared to 84% in 2000 and 74% in 1999. In contrast, universal and other life products were 25% of total net premium income in 2001, compared to 16% in 2000, and 26% in 1999.

The components of net investment income are set forth in the table below:

	Years Ended December 31,

	2001	2000	1999	% Change 01 vs 00	% Change 00 vs 99

	($ In Millions)
Gross Investment Income:
Bonds	$75.7	$62.6	$51.2	21%	22%
Mortgage loans	22.5	21.1	13.0	7	62
Policy loans	9.8	8.6	9.7	14	(11)
Other investments	5.8	1.5	7.5	NM	(80)
Cash and short-term investments	5.6	9.1	5.5	(38)	66

Total gross investment income	119.4	102.9	86.9	16	19
Less: Investment expenses	(3.2)	(2.5)	(2.4)	28	4
IMR amortization	(0.9)	0.5	0.5	NM	-

Net Investment Income	$115.3	$100.9	$85.0	14%	19%

NM = not meaningful or in excess of 200%

Net investment income increased in 2001 primarily due to a 21% increase in average invested assets, partially offset by a decrease in the gross yield for the investment portfolio to 7.5% in 2001 from 7.8% in 2000. Net investment income increased in 2000 primarily due to a 12% increase in average invested assets and an increase in the gross yield for the investment portfolio to 7.8% in 2000 from 7.4% in 1999.

The increase in 2001 gross investment income from bonds is due to increased investment levels, partially offset by lower yields. The increase in 2000 in gross investment income from bonds is due to increased investment levels coupled with a 50 basis point increase in the gross yield from 1999.

The increase in mortgage loans’ investment income in 2001 is primarily due to an increase in commercial mortgages, partially offset by a decrease in mortgage yields. The 2000 increase is primarily due to increases in commercial mortgages, coupled with an increase in mortgage yields.

The increase in policy loan gross investment income in 2001 is primarily due to a 5% increase in average policy loan balances between years. In 2000, gross investment income from policy loans declined primarily due to a 19% decrease in average corporate owned life insurance policy loan balances between years.

The increase in other investments' gross investment income in 2001 is primarily due to an increase in income from interest rate swaps. The decrease in other investments gross investment income in 2000 is primarily due to a reduction in dividends received from affiliated mutual funds.

The decrease in gross investment income from cash and short-term investments in 2001 is primarily due to the declining interest rate environment, partially offset by an increase in average invested cash and short-term investments balances over the prior year. The increase in gross investment income from cash and short-term investments in 2000 is primarily due to an increase in average invested cash and short-term investments balances over the prior year.

Fluctuations in market conditions will impact future investment results.

The components of fees and other income are set forth below:

	Years Ended December 31,

	2001	2000	1999	% Change 01 vs 00	% Change 00 vs 99

	($ In Millions)
Fees	$ 66.0	$ 48.4	$ 22.7	36%	113%
Commission and expense allowance on
reinsurance ceded	36.7	55.7	10.7	(34)	NM

Total fees and other income	$102.7	$104.1	$ 33.4	(1)	NM

NM = not meaningful or in excess of 200%.

Fees increased in 2001 and 2000 due to increases in fees collected from the administration of separate accounts as a result of variable life and variable annuity sales. Commissions and expense allowances on reinsurance ceded decreased in 2001 primarily due to lower first year commission allowance on annuity products. In 2000 commissions and expense allowances on reinsurance ceded increased primarily due to a new coinsurance agreement with MassMutual resulting in a $45.0 million increase in commission and expense allowance benefits.

The increase in policyholder’s benefits and payments in 2001 is primarily attributable to increased death benefits due to higher mortality, partially offset by lower annuity surrenders benefits. The increase in policyholders’ benefits and payments in 2000 is primarily attributable to surrender benefits on individual annuity products.

Individual annuity surrenders decreased $21.4 million, or 6%, in 2001 after an increase of $156.6 million, or 69%, during 2000. During 2000 the majority of the withdrawals came from separate accounts. The decrease in 2001 is primarily due to management's proactive conservation efforts and improved investment fund performance. We believe the 2000 increase in the rate of individual annuity surrenders is primarily due to two factors:

1)	a natural increase in the dollar amount of surrenders as business growth causes a higher level of annuity customer account values and,

2)	the investment fund options previously offered with our annuity products used a “value” based investment philosophy that had temporarily fallen out of favor when compared to other investment options, such as “growth” funds.

Annuity benefits and payments increased $6.6 million in 2001 and $12.4 million in 2000 primarily due to an increase in annuity death benefits.

Life insurance surrenders decreased $7.6 million in 2001 after an increase of $7.1 million in 2000. This decrease is due to improved customer service efforts and asset retention rates over the last twelve months. The life insurance lapse rate, which is based on the amount of life insurance in force, improved to 6.0% for 2001 from 7.4% in 2000 and 7.9% in 1999. Death claims, net of reinsurance, increased $24.3 million in 2001, primarily due to less favorable direct mortality. Death claims, net of reinsurance, decreased by $11.2 million in 2000 primarily due to favorable direct mortality experienced in the life and corporate owned life products.

Addition to policyholders’ reserves and funds includes transfers to and from the separate accounts, based upon policyholder elections, and the change in general account reserves. The decrease during 2001 was primarily due to a $928.8 million decrease in separate account deposits, partially offset by an $98.4 million decrease in separate account withdrawals and other transfers and a $209.9 million increase in general account reserves. The increase during 2000 was primarily attributable to a $1,383.7 million increase in separate account deposits, partially offset by a $222.7 million increase in separate account withdrawals and other transfers. The $209.9 million increase in 2001 in the general account reserves is primarily attributable to a $193.9 million increase in annuity reserves and an $16.0 million increase in life reserves, whereas in 2000 the general account reserve increases remained relatively level. The 2001 increase in annuity reserves is primarily due to increases in the reserves of our fixed annuity products. The 2001 increase in life reserves is primarily due to new universal life products.

Commissions decreased in 2001 primarily due to a decrease in sales of annuity products and an increase in the sale of non-traditional life insurance products. Commissions on these products are lower than commissions charged on traditional life insurance products. Commissions increased in 2000 primarily due to increases in sales of annuities and life insurance. Life insurance commissions decreased $13.2 million in 2001 after an increase of $33.5 million in 2000, while commissions on annuity products decreased $5.1 million in 2001 following an increase of $24.1 million in 2000. Annuity commissions include amounts due MassMutual for participation in various variable annuity exchange programs.

The decrease in operating expenses, state taxes, licenses, and fees during 2001 was primarily attributable to the decrease in sales of annuity products, while the increase in 2000 was primarily attributable to the increased production of new business that resulted in increased management fees. Management fees charged by MassMutual include increases in agency allowances and other expenses associated with the production of new business.

The decrease in federal income taxes during 2001 is primarily attributable to the higher net loss from operations before federal income taxes plus the timing of the tax deductibility of policyholder acquisition costs and the difference between statutory insurance reserves and tax reserves. The increase in federal income taxes during 2000 is primarily attributable to the declining net loss from operations before federal income taxes plus the timing of the tax deductibility of policyholder acquisition costs.

The increase in 2001 realized capital losses after transfers to the IMR, is primarily attributable to credit related losses from the sale of bonds. The decrease in 2000 realized capital losses, after transfers to the IMR, is primarily due to a decline in losses from investments in affiliated mutual funds.

Statement of Financial Position

The following table sets forth our more significant assets, liabilities and shareholder’s equity:

	Years Ended December 31,

	2001	2000	% Change

Assets:	($ In Millions)

Bonds	$1,165.7	$ 898.8	30%
Mortgage loans	329.0	270.1	22
Policy loans	132.4	124.0	7
Other investments	24.2	27.9	(13)
Cash and short-term investments	209.6	115.4	82

Total investments	1,860.9	1,436.2	30
Other assets	203.4	230.0	(12)

	2,064.3	1,666.2	24
Separate account assets	3,317.5	3,074.2	8

Total assets	$5,381.8	$4,740.4	14%

Liabilities and shareholder’s equity:

Policyholders’ reserves and funds	$1,753.4	$1,362.9	29%
Asset valuation and other investment reserves	16.1	20.8	(23)
Other liabilities	106.9	135.8	(21)

	1,876.4	1,519.5	23
Separate account liabilities	3,317.5	3,074.2	8

Total liabilities	5,193.9	4,593.7	13

Shareholder’s equity	187.9	146.7	28

Total liabilities and shareholder’s equity	$5,381.8	$4,740.4	14%

Assets

Total assets at December 31, 2001, increased by $641.4 million, from December 31, 2000. We attribute this increase primarily to growth in our general investment account as a result of investors electing the fixed rate investment option for annuity contracts in the general account, as well as continued growth in our separate accounts.

General account assets increased $398.1 million, or 24%, to $2,064.3 million as of December 31, 2001, from $1,666.2 million as of December 31, 2000. We attribute this increase primarily to increases in bonds, mortgage loans and cash and short-term investments, partially offset by a reduction in other assets. These increases in investments were primarily the result of our continued growth and the investment of cash flow generated by our operations, as well as a capital contribution from our parent, MassMutual, in both 2001 and 2000.

The increase in bonds during 2001 includes $550.3 million in purchases and $275.0 million of maturities and sales proceeds. There was a slight change in the mix of bonds at December 31, 2001, compared with December 31, 2000. Bond investments in U. S. Treasury and other government holdings increased to 10% of the total portfolio at December 31, 2001, from 8% as of December 31, 2000 while mortgage-backed securities decreased from 10% to 9% during this same time period. Corporate debt securities decreased to 70% of the bond portfolio at December 31, 2001 from 76% as of December 31, 2000.

Bonds and short-term securities in NAIC classes 1 and 2 increased to 67% at December 31, 2001 from 64% of general account invested assets at December 31, 2000. The percentage of our general account invested assets representing bonds and short-term investments in NAIC classes 3 through 6 remained the same at 7% at December 31, 2001 and December 31, 2000, respectively. See “Investments” section for a related discussion of NAIC investment classes.

The increase in mortgage loans is primarily attributed to a continuation of our strategy of increasing our investment in mortgage loans due to favorable market conditions. For the year ended December 31, 2001, $119.4 million of new loans were issued and $61.0 million was received on outstanding accounts.

Policy loans increased by 7% in 2001, primarily due to increased loan activity by variable life policyholders.

Other investments consisting of financial options, interest rate swaps, currency swaps, common stocks and preferred stocks decreased in 2001. This decrease is primarily due to the sale of all our investments in affiliated common stock, partially offset by an increase in interest rate swaps.

The decrease in other assets is due primarily to a $35.7 million decrease in commission and expense allowances due on reinsurance ceded and a $10.5 million decrease in life premiums and annuity considerations due, partially offset by a $15.2 million increase in amounts recoverable from reinsurers.

Liabilities

As with assets, most of the 2001 growth in liabilities occurred in general investment account liabilities, coupled with continued growth in our separate account liabilities. The growth in the general investments accounts is primarily attributable to growth in reserves for our life insurance business and the fixed account option in our annuity contracts.

The increase in policyholders’ reserves and funds was primarily attributable to growth from new sales in annuity products, interest credited and transfers from separate accounts.

The decrease in other liabilities is primarily due to a $23.6 million decrease in amounts payable on reinsurance ceded. At December 31, 2000, we recorded accrued annuity commissions of $12.0 million due MassMutual for participation in the variable annuity exchange programs, which were paid in 2001.

Shareholder’s Equity

The increase in shareholder’s equity at December 31, 2001 was due to:

  additional paid in capital of $45.0 million contributed by MassMutual for general corporate purposes, a $15.9 million increase due to Codification,
  an $8.1 million decrease in non-admitted assets, and

  an increase of $6.7 million due to a change in asset valuation and other investment reserves, and other items, partially offset by:
  a 2001 net loss of $29.6 million, and
  a decrease of $4.9 million due to a change in unrealized capital losses on general invested assets.

Liquidity and Capital Resources

Liquidity

Cash and short-term investments increased $94.2 million, or 82%, during 2001 as a result of cash provided by operating and financing activities partially offset by cash used in investing activities.

Net cash provided by operating activities increased $334.4 million in 2001. We attribute this increase primarily to increased deposits into the fixed account options and decreased surrender benefits, partially offset by an increase in the net loss from operations.

Loans and purchases of investments increased $139.3 million, or 24%, primarily due to a higher level of bond and mortgage purchase activity during 2001 driven by capital contributions received in 2001. Sales and maturities of investments and receipts from repayments of loans increased $5.7 million, or 2%, in 2001. We attribute this increase primarily to higher mortgage loan repayments, partially offset by lower bond sales proceeds.

MassMutual made capital contributions of $45.0 million in 2001 and $85.0 million in 2000. The Board of Directors of MassMutual authorized the contribution of funds to meet the capital requirements of all states in which we are licensed to do business.

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

Our liquid assets include U.S. Treasury bond holdings, short-term money market investments, stocks, and marketable long-term fixed income securities. Cash and short-term investments totaled $209.6 million at December 31, 2001. The carrying value of highly liquid securities, comprised of NAIC Class 1 and 2 publicly traded bonds, was approximately $901.2 million at December 31, 2001.

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

Capital Resources

As of December 31, 2001, our total adjusted capital as defined by the NAIC was $203.5 million. The NAIC developed the Risk Based Capital (“RBC”) model to compare the total adjusted capital with a standard design in order to reflect an insurance company’s risk profile. Although we believe that there is no single appropriate means of measuring RBC needs, we feel that the NAIC approach to RBC measurement is reasonable, and we manage our capital position with significant attention to maintaining adequate total adjusted capital relative to RBC. Our total adjusted capital was in excess of all RBC standards at December 31, 2001 and 2000. We believe that we are well positioned to meet policyholder and other obligations.

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

At December 31, 2001, we had $1,860.9 million of invested assets in our general investment account. We manage the portfolio of invested assets to support the general account liabilities of the business in light of yield, liquidity, and diversification considerations.

The following table sets forth our invested assets in the general investment account and the related gross investment yield:

	December 31,

		2001			2000			1999

	Carrying Value	% of Total	Yield	Carrying Value	% of Total	Yield	Carrying Value	% of Total	Yield

	($ In Millions)
Bonds	$1,165.7	63%	7.6%	$ 898.8	63%	8.0%	$ 735.0	57%	7.5%
Mortgage loans	329.0	18	7.8	270.1	19	8.9	225.4	18	7.7
Policy loans	132.4	7	8.0	124.0	9	7.3	120.7	9	7.4
Other investments	24.2	1	25.0	27.9	2	5.8	25.6	2	15.9
Cash and short-term
investments	209.6	11	3.5	115.4	7	6.3	182.0	14	3.9

Total investments	$1,860.9	100%	7.5%	$1,436.2	100%	7.8%	$1,288.7	100%	7.4%

We calculate the yield on each investment category, before federal income taxes as: (a) two times gross investment income divided by (b) the sum of assets at the beginning of the year and assets at the end of the year, less gross investment income. After expenses and IMR amortization, net annualized yields were 7.3%, 7.7% and 7.2% for the years ended December 31, 2001, 2000 and 1999, respectively.

Bonds

Bonds consist primarily of government securities and high quality marketable corporate securities. We invest a significant portion of our investments in high quality publicly traded bonds in order to maintain and manage liquidity and reduce the risk of default in the portfolio.

As of December 31, 2001, mortgage-backed securities consisted of $51.4 million of Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal Housing Administration (“FHA”) issues and $90.1 million of government agency-backed collateralized mortgage obligations.

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

Substantially all of our publicly traded and privately placed bonds are evaluated by the NAIC’s Securities Valuation Office (“SVO”), which assigns securities to one of six NAIC investment credit classes, with Class 1 securities being the highest quality and Class 6 securities being the lowest quality. Classes 1 and 2 are investment grade, Class 3 is medium quality, and Classes 4, 5 and 6 are non-investment grade. For securities which have not yet been rated by the NAIC, we use an internal rating system. We believe that our internal rating system is similar to that used by the SVO.

The table below sets forth the NAIC SVO ratings for our bond portfolio (including short-term securities) and, what we believe are the equivalent rating agency designations. At December 31, 2001 and 2000, 91% and 90%, respectively, of the portfolio was invested in NAIC Classes 1 and 2 securities.

Bond Credit Quality
(includes short-term securities)

		December 31,

		2001		2000

NAIC Bond Classes	Rating Agency Equivalent Designation	Carrying Value	% of Total	Carrying Value	% of Total

		($ In Millions)
1	Aaa/Aa/A	$ 663.3	48%	$ 447.5	44%
2	Baa	588.1	43	466.3	46
3	Ba	81.2	6	63.6	6
4	B	30.5	2	29.2	3
5	Caa and lower	4.2	-	4.2	1
6	In or near default	4.5	1	1.9	-

	Total	$1,371.8	100%	$1,012.7	100%

The tables below set forth the NAIC SVO ratings for our publicly traded and privately placed components of our bond portfolio, including short-term securities:

Publicly Traded Bond Credit Quality
(includes short-term securities)

		December 31,

		2001		2000

NAIC Bond Classes	Rating Agency Equivalent Designation	Carrying Value	% of Total	Carrying Value	% of Total

		($ In Millions)
1	Aaa/Aa/A	$513.6	55%	$331.9	53%
2	Baa	387.6	41	284.3	45
3	Ba	27.1	3	6.4	1
4	B	6.6	1	6.8	1
5	Caa and lower	1.3	-	0.6	-
6	In or near default	0.3	-	-	-

	Total	$936.5	100%	$630.0	100%

Privately Placed Bond Credit Quality
(includes short-term securities)

December 31,

	2001	2000

NAIC
Bond Classes	Rating Agency Equivalent Designation	Carrying Value	% of Total	Carrying Value	% of Total

		($ In Millions)
1	Aaa/Aa/A	$149.7	34%	$115.6	30%
2	Baa	200.5	46	181.9	48
3	Ba	54.1	12	57.3	15
4	B	23.9	6	22.4	6
5	Caa and lower	2.9	1	3.6	1
6	In or near default	4.2	1	1.9	-

	Total	$435.3	100%	$382.7	100%

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

The following table sets forth by industry category the total bond portfolio, including short-term securities, as of December 31, 2001:

Bond Portfolio by Industry
(includes short-term securities)

	December 31, 2001

	Public		Private		Total

Industry Category	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total

	($ In Millions)
Mortgage-Backed Securities	$210.9	23%	$ 37.6	9%	$ 248.5	18%
Government	146.9	16	0.1	0	147.0	11
Consumer Services	42.3	5	103.4	24	145.7	11
Natural Resources	90.6	10	53.9	13	144.5	10
Utilities	104.2	11	24.4	6	128.6	9
Construction	50.7	5	72.5	17	123.2	9
Finance & Leasing Co.	87.3	10	23.3	5	110.6	8
Consumer Goods	50.4	5	18.8	4	69.2	5
Asset-Backed Securities	20.5	2	37.0	8	57.5	4
Media	35.5	4	18.9	4	54.4	4
Telecommunications	30.8	3	12.6	3	43.4	3
Retail	31.5	3	5.7	1	37.2	3
Transportation	12.2	1	9.9	2	22.1	2
Technology	11.8	1	8.9	2	20.7	2
Others	10.9	1	8.3	2	19.2	1

Total	$936.5	100%	$435.3	100%	$1,371.8	100%

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

The NAIC defines under-performing bonds as those whose deferral of interest and/or principal payments are deemed to be caused by the inability of the obligor to make such payments as called for in the bond contract. At December 31, 2001, we had $5.1 million of under-performing bonds. At December 31, 2000, we had $3.3 million of under-performing bonds.

As a result of our conservative monitoring process, we generate an internal watch list, which includes certain securities that would not be classified as under-performing under the SVO credit rating system. At December 31, 2001, bonds having a carrying value of $30.5 million, or 2%, of the total bond portfolio including short-term securities, had been placed on our internal watch list. The internal watch list is comprised of bonds that have the following NAIC ratings:

  $4.3 million NAIC Class 1,
  $7.5 million NAIC Class 2,
  $5.2 million NAIC Class 3,
  $12.9 million NAIC Class 4, and
  $0.6 million NAIC Class 5

Mortgage Loans

At December 31, 2001, mortgage loans represented 18% of the total investments in the general account compared to 19% at December 31, 2000. Mortgage loans consist of commercial mortgage loans and residential mortgage loan pools. At December 31, 2001, commercial mortgage loans comprised 68% of the mortgage loan portfolio compared to 80% at December 31, 2000.

Commercial

Our commercial mortgage loan portfolio consists of fixed and floating rate loans on completed, income producing properties. The majority of the portfolio is fixed rate mortgages.

At December 31, 2001, 95.5% of our commercial mortgage loan portfolio consisted of bullet loans compared to 95.7% at December 31, 2000. Bullet loans are loans that do not fully amortize over their term.

During 2001 and 2000, all renewed bullet loans were performing assets prior to renewal and all loan renewals reflected market conditions. Past experience with regard to bullet maturities, however, is not necessarily indicative of future results.

We consider the maturities of commercial mortgage loans to be sufficiently diversified, and carefully monitor and manage maturities in light of our liquidity needs. In 2001, we added twenty-six new loans, twelve of which were office buildings. Additionally, in 2001, borrowers paid off six loans, which totaled $5.5 million.

The following tables set forth, by property type and geographic distribution, the carrying value of commercial mortgage loan balances:

	Commercial Mortgage Loans by Property Type

	December 31,

		2001			2000
	Carrying Value		% of Total	Carrying Value		% of Total

	($ In Millions)
Office	$129.8		58%	$130.0		61%
Hotels & motels	45.3		20	44.8		21
Apartments	25.5		12	23.2		11
Retail	15.8		7	9.2		4
Industrial &
other	7.4		3	7.8		3

	$223.8		100%	$215.0		100%

	Commerial Mortgage Loans by Geographic Distribution

	December 31,

		2001			2000
	Carrying Value		% of Total	Carrying Value		% of Total

	($ In Millions)
West	$ 53.5		24%	$ 46.9		22%
Midwest	49.4		22	42.9		20
Northeast	37.7		17	40.2		19
Southwest	35.0		16	38.4		18
Mid-Atlantic	23.4		10	37.2		17
Southeast	24.8		11	9.4		4

	$223.8		100%	$215.0		100%

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

We revalue all properties each year and re-inspect all properties either annually or every other year based on internal quality ratings.

We use the following criteria to determine whether a current or potential problem exists:

  borrower bankruptcies,
  major tenant bankruptcies,
  requests for restructuring,
  delinquent tax payments,
  late payments,
  loan-to-value or debt service coverage deficiencies, and
  overall vacancy levels.

The carrying value of current and potential problem mortgage loans, consisting of restructured mortgage loans, was $2.8 million at December 31, 2001 and $2.9 million at December 31, 2000. There were no problem commercial mortgage loans in process of foreclosure, in default, or in actively managed properties.

The asset valuation reserve contains a mortgage loan component, which totaled $4.8 million at December 31, 2001. In addition, at December 31, 2001, we maintained a separate commercial mortgage loan investment reserve of $0.5 million for properties in the process of foreclosure and for other anticipated losses. See “Investment Reserves”.

The following tables set forth current and potential problem mortgage loans by property type and geographic region as of December 31, 2001:

Commercial Mortgage Loan Distribution By Property Type

	December 31, 2001

	Total Loan Amount	Problem Loan Amount	% of Loan Amount

	($ In Millions)
Office	$129.8	$2.8	2.2%
Hotels & motels	45.3	-	-
Apartments	25.5	-	-
Retail	15.8	-	-
Industrial & other	7.4	-	-

Total	$223.8	$2.8	1.3%

Commercial Mortgage Loan Distribution By Geographic Region

	December 31, 2001

	Total Loan Amount	Problem Loan Amount	% of Loan Amount

	($ In Millions)
West	$ 53.5	-	-
Midwest	49.4	-	-
Northeast	37.7	$2.8	7.5%
Southwest	35.0
Mid-Atlantic	23.4	-	-
Southeast	24.8	-	-

Total	$223.8	$2.8	1.3%

Investment Reserves

When we determine that it is probable that the estimated fair value of an invested asset is less than our carrying value, we establish and record appropriate write-downs or investment reserves in accordance with statutory practice.

We determine the net realizable value of bonds in accordance with principles established by the SVO using criteria such as:

  the net worth and capital structure of the borrower,
  the value of the collateral,
  the presence of additional credit support, and
  our evaluation of the borrower’s ability to compete in a relevant market.

In the case of commercial mortgage loans, we make borrower and property-specific assessments as well.

In compliance with regulatory requirements, we maintain the AVR. The AVR stabilizes surplus against non-interest rate related fluctuations in the value of stocks and bonds. We maintain other reserves which are not mandated by regulation, in anticipation of future losses on specific mortgage loans, particularly mortgage loans in the process of foreclosure.

Our total investment reserves at December 31, 2001, are $16.1 million a decrease of $4.7 million, or 23%, from $20.8 million at December 31, 2000.

The following table presents the change in total investment reserves for the years 2001 and 2000:

	Total Investment Reserves

	Bonds, Preferred Stocks, and Short-term Investments	Mortgage Loans	Other Investments	Total

	($ In Millions)
Balance at December 31, 1999 (1)	$10.0	$ 8.4	$ 4.3	$ 22.7

Reserve contributions (2)	2.3	0.3	0.4	3.0
Net realized capital losses (3)	(0.5)	(1.1)	-	(1.6)
Unrealized capital losses (4)	(1.3)	-	(2.0)	(3.3)

Net change to shareholder’s equity (5)	0.5	(0.8)	(1.6)	(1.9)

Balance at December 31, 2000(1)	$10.5	$ 7.6	$ 2.7	$ 20.8

Reserve contributions (2)	7.4	(2.3)	0.5	5.6
Net realized capital gains (losses) (3)	(6.0)	-	0.2	(5.8)
Unrealized capital losses (4)	(1.1)	-	(3.4)	(4.5)

Net change to shareholder’s equity (5)	0.3	(2.3)	(2.7)	(4.7)

Balance at December 31, 2001(1)	$10.8	$ 5.3	$ -	$ 16.1

(1)	The balance is comprised of the AVR and other investment reserves which are recorded as liabilities on the statement of financial position as follows:

	AVR	Other Investment Reserves	Total

	(In Millions)
Balance at December 31, 1999	$20.9	$1.8	$22.7
Balance at December 31, 2000	$20.8	-	$20.8
Balance at December 31, 2001	$15.6	$0.5	$16.1

(2)	Amounts represent contributions calculated on a statutory formula and other amounts we deem necessary. The statutory formula provides for maximums that when exceeded cause a negative contribution. Additionally, these amounts represent the net impact on shareholder’s equity for investment gains and losses not related to changes in interest rates, transfers among categories and changes in the general investment reserves.

(3)	These amounts offset realized capital gains (losses), net of tax, that have been recorded as a component of net income. Amounts include realized capital gains and losses, net of tax, on sales not related to interest fluctuations, such as repayments of mortgage loans at a discount and mortgage loan foreclosures.

(4)	These amounts offset unrealized capital gains (losses), recorded as a change in shareholder’s equity. Amounts include unrealized losses due to market value reductions of securities with a NAIC quality rating of 6 and net changes in the unrealized capital gains and losses from affiliated mutual funds.

(5)	Amounts represent the reserve contribution (note 2) less amounts already recorded (notes 3 and 4). This net change in reserves is recorded as a change in shareholder’s equity.

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

We have excluded all non-guaranteed separate account assets and liabilities from the following discussion since all market risks associated with those accounts are not borne by us, rather they are assumed by the contract-holders.

Our assets, such as bonds, mortgage loans, policy loans, and derivatives are financial instruments and are subject to the risk of market volatility and potential market disruptions. These risks may reduce the value of our financial instruments, or impact future cash flows and earnings from those instruments. We do not hold any financial instruments for the purposes of trading.

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

Based upon the information and assumptions we used in our asset/liability analysis as of December 31, 2001, we estimate that a hypothetical immediate 10% increase in interest rates would decrease the net fair value of our financial instruments by $29.6 million. A change in interest rates of 10% would not have a material impact on our future earnings or cash flows. A significant portion of our liabilities, e.g., insurance policy and claim reserves, are not considered financial instruments and are excluded from the above analysis. Because of our asset/liability management, a corresponding change in the fair values of these liabilities, based on the present value of estimated cash flows, would significantly offset the net decrease in fair value estimated above.

We also use derivative financial instruments to manage our market risks, primarily to reduce interest rate and duration imbalances determined in asset/liability analyses. The investment risk is assessed on a portfolio basis and derivative financial instruments are not designated as a hedge with respect to a specific risk; therefore, the criteria for hedge accounting is not met. We do not hold or issue these financial instruments for trading purposes.

The notional amounts described do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure. The amounts exchanged are calculated on the basis of the notional amounts and the other terms of the instruments, which relate to interest rates, exchange rates, security prices, or financial or other indexes.

We utilize interest rate swap agreements and options to reduce interest rate exposures arising from mismatches between assets and liabilities and to modify portfolio profiles to manage other risks identified. Under interest rate swaps, we agree to an exchange, at specified intervals, between streams of variable rate and fixed rate interest payments, calculated by reference to an agreed-upon notional principal amount. The fair value of these contracts is included in other investments on the Statutory Statements of Financial Position. Changes in the fair value of these contracts are recorded as realized gains and losses when contracts are closed and at each reporting date. Net amounts receivable and payable are accrued as adjustments to net investment income and included in other investments on the Statutory Statements of Financial Position. We had outstanding swaps with notional amounts of $594.9 million at December 31, 2001, and $315.0 million at December 31, 2000. The Company’s credit risk exposure was limited to the fair values of $6.7 million and $7.2 million at December 31, 2001 and 2000, respectively.

Options grant the purchaser the right to buy or sell a security or enter into a derivative transaction at a stated price within a stated period. Our option contracts have terms of up to fifteen years. The fair value of these contracts is included in other investments on the Statutory Statements of Financial Position. Changes in the fair value of these contracts are recorded as realized gains and losses when contracts are closed and at each reporting date. We had option contracts with notional amounts of $669.5 million at December 31, 2001, and $809.5 million at December 31, 2000. Our credit risk exposure was limited to the fair values of $3.8 million at December 31, 2001, and $3.6 million at December 31, 2000.

We utilize currency swaps for the purpose of managing currency exchange risks. Changes in the fair value of these contracts are recorded as realized gains and losses when contracts are closed and at each reporting date. Notional amounts related to these agreements totaled $11.9 million and $6.6 million at December 31, 2001 and 2000, respectively. Our credit risk exposure is limited to the fair values of $0.8 million and $0.5 million at December 31, 2001 and 2000, respectively.

We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. This exposure is limited to contracts with a positive fair value. The amounts at risk in a net gain position were $12.5 million at December 31, 2001, and $10.8 million at December 31, 2000. We monitor exposure to ensure counterparties are credit worthy and concentration of exposure is minimized. Additionally, we obtain collateral positions with counterparties when considered prudent.

Item 8. Financial Statements and Supplementary Data

Financial statements, in the form required by Regulation S-X, are set forth below. We are not required to file supplementary financial data specified by Item 302 of Regulation S-K.

Report of Independent Auditors

To the Board of Directors and Policyholders of
C.M. Life Insurance Company

We have audited the accompanying statutory statements of financial position of C.M. Life Insurance Company (the “Company”) as of December 31, 2001 and 2000, and the related statutory statements of income, changes in shareholder’s equity, and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, because of the effects of the matters discussed in the preceding paragraph, the statutory financial statements referred to above do not present fairly, in conformity with accounting principles generally accepted in the United States of America, the financial position of C.M. Life Insurance Company as of December 31, 2001 and 2000, or the results of its operations or its cash flows for the years ended December 31, 2001, 2000 and 1999.

In our opinion, the statutory financial statements referred to above present fairly, in all material respects, the financial position of C.M. Life Insurance Company at December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001, 2000 and 1999 on the statutory basis of accounting described in Note 1.

As discussed in Note 2 to the statutory financial statements, the Company has changed certain statutory accounting practices. These practices changed as a result of the State of Connecticut Insurance Department’s adoption of the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual effective January 1, 2001.

DELOITTE & TOUCHE LLP

Hartford, Connecticut
March 1, 2002

C.M. Life Insurance Company

STATUTORY STATEMENTS OF FINANCIAL POSITION

	December 31,
	2001	2000
	(In Millions)

Assets:

Bonds	$1,165.7	$ 898.8
Mortgage loans	329.0	270.1
Policy loans	132.4	124.0
Other investments	24.2	27.9
Cash and short-term investments	209.6	115.4

Total invested assets	1,860.9	1,436.2

Investment and insurance amounts receivable	72.6	91.2
Deferred income taxes	7.1	–
Transfer receivable from separate accounts	123.7	138.8

	2,064.3	1,666.2

Separate account assets	3,317.5	3,074.2

Total assets	$5,381.8	$4,740.4

See Notes to Statutory Financial Statements.

C.M. Life Insurance Company

STATUTORY STATEMENTS OF FINANCIAL POSITION, Continued

	December 31,
	2001	2000
	($ In Millions Except for Par Value)
Liabilities:

Policyholders’ reserves and funds	$1,753.4	$1,362.9
Policyholders’ claims and other benefits	7.0	4.3
Payable to parent	45.0	61.2
Federal income taxes	22.5	12.4
Asset valuation and other investment reserves	16.1	20.8
Other liabilities	32.4	57.9

	1,876.4	1,519.5

Separate account liabilities	3,317.5	3,074.2

Total liabilities	5,193.9	4,593.7

Shareholder’s equity:

Common stock, $200 par value
50,000 shares authorized
12,500 shares issued and outstanding	2.5	2.5
Paid-in and contributed surplus	198.8	153.8
Surplus	(13.4)	(9.6)

Total shareholder’s equity	187.9	146.7

Total liabilities & shareholder’s equity	$5,381.8	$4,740.4

See Notes to Statutory Financial Statements.

C.M. Life Insurance Company

STATUTORY STATEMENTS OF INCOME

	Years Ended December 31,
	2001	2000	1999
	(In Millions)
Revenue:

Premium income	$1,618.8	$2,288.6	$ 935.5
Net investment income	115.3	100.9	85.0
Fees and other income	102.7	104.1	33.4

Total revenue	1,836.8	2,493.6	1,053.9

Benefits and expenses:

Policyholders’ benefits and payments	467.7	463.9	332.2
Addition to policyholders’ reserves and funds	1,089.8	1,708.0	540.4
Operating expenses	168.5	170.0	122.0
Commissions	121.9	140.2	82.6
State taxes, licenses and fees	14.8	15.2	9.9
Federal income taxes (benefit)	(1.8)	7.2	2.1

Total benefits and expenses	1,860.9	2,504.5	1,089.2

Net loss from operations	(24.1)	(10.9)	(35.3)

Net realized capital loss	(5.5)	(3.0)	(8.7)

Net loss	$ (29.6)	$ (13.9)	$ (44.0)

See Notes to Statutory Financial Statements.

C.M. Life Insurance Company

STATUTORY STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

	Years Ended December 31,
	2001	2000	1999
	(In Millions)

Shareholder’s equity, beginning of year, as previously reported	$146.7	$ 95.3	$141.0
Cumulative effect of the change in statutory accounting principles	15.9	–	–

Shareholder’s equity, beginning of year, as adjusted	162.6	95.3	141.0

Increases (decreases) due to:
Net loss	(29.6)	(13.9)	(44.0)
Change in net unrealized capital gains (losses)	(4.9)	(3.6)	4.0
Change in asset valuation and other investment reserves	4.7	1.9	1.2
Additional paid-in and contributed surplus	45.0	85.0	–
Change in reserve valuation basis	–	(9.0)	(2.4)
Change in non-admitted assets	8.1	(9.1)	(4.4)
Other	2.0	0.1	(0.1)

	25.3	51.4	(45.7)

Shareholder’s equity, end of year	$187.9	$146.7	$ 95.3

See Notes to Statutory Financial Statements.

C.M. Life Insurance Company

STATUTORY STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2001	2000	1999
	(In Millions)

Operating activities:
Net loss	$ (29.6)	$ (13.9)	$ (44.0)
Addition to policyholders’ reserves, funds and policy benefits, net of transfers to separate accounts	408.3	98.1	180.4
Net realized capital loss	5.5	3.0	8.7
Other changes	17.9	(19.5)	14.3

Net cash provided by operating activities	402.1	67.7	159.4

Investing activities:
Loans and purchases of investments	(713.5)	(574.2)	(486.1)
Sales and maturities of investments and receipts from repayment of loans	360.6	354.9	403.0

Net cash used in investing activities	(352.9)	(219.3)	(83.1)

Financing activities:
Additional paid-in and contributed surplus	45.0	85.0	–

Net cash provided by financing activities	45.0	85.0	–

Increase (decrease) in cash and short-term investments	94.2	(66.6)	76.3

Cash and short-term investments, beginning of year	115.4	182.0	105.7

Cash and short-term investments, end of year	$ 209.6	$ 115.4	$ 182.0

See Notes to Statutory Financial Statements.

Notes to Statutory Financial Statements

C.M. Life Insurance Company (the “Company”) is a wholly-owned stock life insurance subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”). The Company provides life insurance and annuities to individuals and group life insurance to institutions.

1.  SUMMARY OF ACCOUNTING PRACTICES

The accompanying statutory financial statements have been prepared in conformity with the statutory accounting practices, except as to form, of the National Association of Insurance Commissioners (“NAIC”) and the accounting practices prescribed or permitted by the State of Connecticut Insurance Department (the “Department”).

On January 1, 2001, the Company adopted the Codification of Statutory Accounting Principles (“Codification”). Codification provides a comprehensive guide of statutory accounting principles for use by insurers in the United States of America. See Note 2 for additional information with respect to the adoption of new accounting standards.

Statutory accounting practices are different in some respects from financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“United States GAAP”). As of January 1, 2001, the more significant differences between accounting principles pursuant to Codification and United States GAAP are as follows: (a) acquisition costs, such as commissions and other variable costs that are directly related to acquiring new business, are charged to current operations as incurred, whereas United States GAAP would require these expenses to be capitalized and recognized over the life of the policies; (b) statutory policy reserves are based upon the Commissioners’ Reserve Valuation Methods and statutory mortality, morbidity and interest assumptions, whereas United States GAAP reserves would generally be based upon net level premium, estimated gross margin method, and appropriate estimates of future mortality, morbidity and interest assumptions; (c) bonds are generally carried at amortized cost, whereas United States GAAP generally requires they be reported at fair value; (d) deferred income taxes, which provide for book/tax temporary differences, are subject to limitation and are charged directly to shareholder’s equity whereas, United States GAAP would include deferred taxes as a component of net income; (e) payments received for universal and variable life products and variable annuities are reported as premium income and changes in reserves, whereas, under United States GAAP, these payments would be recorded as deposits to policyholders’ account balances; (f) assets are reported at “admitted asset” value and “non-admitted assets” are excluded through a charge against surplus, while under United States GAAP, “non-admitted assets” are recorded, net of any valuation allowance; and (g) reinsurance recoverables on unpaid losses are reported as a reduction of policyholders’ reserves and funds, while under United States GAAP, they are reported as an asset.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during reporting periods. The most significant estimates include those used in determining investment valuation reserves, impairments and the liability for future policyholders’ reserves and funds. Future events, including changes in the levels of mortality, morbidity, interest rates, persistency and asset valuations, could cause actual results to differ from the estimates used in the financial statements. Although some variability is inherent in these estimates, management believes the amounts presented are appropriate.

The Company operates in a business environment subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, interest rate risk and credit risk. Interest rate risk is the potential for interest rates to change, which can cause fluctuations in the value of investments. To the extent that fluctuations in interest rates cause the duration of assets and liabilities to differ, the Company controls its exposure to this risk by, among other things, asset/liability matching techniques. Credit risk is the risk that issuers of investments owned by the Company may default or that other parties may not be able to pay amounts due to the Company. The Company manages its investments to limit credit risk by diversifying its portfolio among various security types and industry sectors. Management does not believe that significant concentrations of credit risk exist.

The following is a description of the Company’s principal accounting policies and practices.

a. Investments

Bonds are valued in accordance with rules established by the NAIC. Generally, bonds are valued at amortized cost, using the constant yield method. The value of fixed maturity securities are adjusted for impairments in value deemed to be other than temporary. The Company considers the following factors in the evaluation of whether a decline in value is other than temporary: (a) the financial condition and near-term prospects of the issuer; (b) the Company’s ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; and (c) the period and degree to which the market value has been below cost. If the impairment is other than temporary, a direct write down is recognized in the Statutory Statements of Income as a realized capital loss, and a new cost basis is established.

For mortgage-backed securities included in fixed maturity securities, the Company recognizes income using a constant yield based on anticipated prepayments and the estimated economic life of the securities. When estimates of prepayments change, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The net investment in these securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the securities. This adjustment is reflected in net investment income.

Mortgage loans are valued at amortized cost net of valuation reserves. The Company discontinues the accrual of interest on mortgage loans which are delinquent more than 90 days or when collection is uncertain. When it is probable that the Company will be unable to collect all amounts of principal and interest due according to the contractual terms of the mortgage loan agreement, a valuation reserve is established for the excess of carrying value of the mortgage loan over its estimated fair value.

The estimated fair value is based on the collateral value of the loan if the loan is collateralized. Any change to the valuation reserve for mortgage loans is included in net unrealized capital gains and losses. If the impairment is other than temporary, a direct write down is recognized in the Statutory Statements of Income as a realized capital loss, and a new cost basis is established. Collateral value is used as the measurement method if foreclosure becomes probable.

Policy loans are carried at the outstanding loan balance less amounts unsecured by the cash surrender value of the policy.

Short-term investments are carried at amortized cost.

In compliance with regulatory requirements, the Company maintains an Asset Valuation Reserve (“AVR”) and an Interest Maintenance Reserve (“IMR”). The AVR and other investment reserves stabilize the shareholder’s equity against declines in the value of bonds and mortgage loan investments. The IMR defers all interest related after-tax realized capital gains and losses. These interest rate related gains and losses are amortized into net investment income using the grouped method over the remaining life of the investment sold or over the remaining life of the underlying asset.

Net realized after tax capital losses of $0.9 million in 2001, $5.1 million in 2000 and $1.4 million in 1999 were deferred into the IMR. Amortization of the IMR into net investment income amounted to $(0.9) million in 2001, $0.5 million in 2000 and $0.5 million in 1999. Realized capital gains and losses, less taxes, not included in the IMR, are recognized in net income. Realized capital gains and losses are determined using the specific identification method. All security transactions are recorded on a trade date basis. Unrealized capital gains and losses are recorded as a change in shareholder’s equity.

Investment income consists primarily of interest income. Interest income is recognized on an accrual basis. Due and accrued income is not recorded on: (a) unpaid interest on bonds in default, (b) interest on mortgage loans delinquent more than ninety days or where collection of interest is uncertain, (c) policy loans interest due and accrued in excess of cash value, and (d) due and accrued interest on non-admitted assets.

b. Separate Accounts

Separate account assets and liabilities represent segregated funds administered and invested by the Company for the benefit of variable annuity and variable life insurance policyholders. Assets consist principally of marketable securities reported at fair value and are not chargeable with liabilities that arise from any other business of the Company. The Company receives administrative and investment advisory fees from these accounts. Separate accounts reflect two categories of risk assumption: non-guaranteed separate accounts, which comprise the majority of the separate account assets, for which the policyholder assumes the investment risk; and guaranteed separate accounts for which the Company contractually guarantees either a minimum return or account value to the policyholder. Premiums, benefits and expenses of the separate accounts are reported in the Statutory Statements of Income. Investment income and realized and unrealized capital gains and losses on the assets of separate accounts accrue directly to policyholders and, accordingly, are not reflected in the Statutory Statements of Income.

Notes to Statutory Financial Statements, Continued

c. Non-admitted Assets

Assets designated as “non-admitted” by the NAIC include prepaid agent commissions, other prepaid expenses and the IMR, when in a net loss deferral position, and are excluded from the Statutory Statements of Financial Position by an adjustment to shareholder’s equity.

d. Policyholders’ Reserves and Funds

Policyholders’ reserves provide amounts adequate to discharge estimated future obligations in excess of estimated future premiums on policies in force. Reserves for life insurance contracts are developed using accepted actuarial methods computed principally on the net level premium, the Commissioners’ Reserve Valuation Method and the California Method bases using the 1980 Commissioners’ Standard Ordinary mortality tables with assumed interest rates ranging from 2.50 to 4.50 percent.

Reserves for individual annuities are based on accepted actuarial methods, principally at interest rates ranging from 5.25 to 9.00 percent.

During 2000, the Company adopted the continuous application of the Commissioners’ Reserve Valuation Method of calculating individual annuity reserves resulting in a $9.0 million decrease to shareholder’s equity. Previously, the Company used a curtate application of the Commissioners’ Reserve Valuation Method.

All policy liabilities and accruals are based on the various estimates discussed above. Management believes that policy liabilities and accruals will be sufficient, in conjunction with future revenues, to meet future obligations of policies and contracts in force.

e. Reinsurance

The Company enters into reinsurance agreements with MassMutual and other insurance companies in the normal course of business. Assets and liabilities related to reinsurance ceded contracts are reported on a net basis. Premiums, benefits to policyholders and reserves are stated net of reinsurance. Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured business are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. The Company remains liable to the insured for the payment of benefits if the reinsurer cannot meet its obligations under the reinsurance agreements.

f. Premium and Related Expense Recognition

Life insurance premium revenue is recognized annually on the anniversary date of the policy. Annuity premium is recognized when received. Commissions and other costs related to issuance of new policies, and policy maintenance and settlement costs are charged to current operations when incurred.

g. Cash and Short-term Investments

The Company considers all highly liquid investments purchased with a maturity of twelve months or less to be short-term investments.

2.  ADOPTION OF NEW ACCOUNTING STANDARDS AND ACCOUNTING CHANGES

On January 1, 2001, the Codification of Statutory Accounting Principles (“Codification”) became effective and was adopted by the Company. Codification provides a comprehensive guide of statutory accounting principles for use by insurers in the United States of America. The effect of adopting Codification was an increase to January 1, 2001 shareholder’s equity of $15.9 million. The primary components of this increase are the change in accounting for certain investments in derivatives of $4.7 million, the exclusion of cost of collection liability of $5.6 million and the admission of a net deferred tax asset of $5.1 million.

Notes to Statutory Financial Statements, Continued

The Company believes that it has made a reasonable determination of the effect on shareholder’s equity based upon its interpretation of the principles outlined in Codification. However, future clarification of these principles by the State of Connecticut Insurance Department or the NAIC may have a material impact on this determination. In conformity with statutory accounting practices, prior year statements have not been restated to reflect the implementation of Codification. Certain 2000 and 1999 balances have been reclassified to conform to current year presentation.

3.  INVESTMENTS

The Company maintains a diversified investment portfolio. Investment policies limit concentration in any asset class, geographic region, industry group, economic characteristic, investment quality or individual investment. In the normal course of business, the Company enters into commitments to purchase certain investments. At December 31, 2001, the Company has outstanding commitments to purchase privately placed securities and mortgage loans, which totaled $2.9 million and $203.6 million, respectively.

a. Bonds

The carrying value and estimated fair value of bonds are as follows:

	December 31, 2001
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Millions)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$ 119.7	$ –	$ –	$ 119.7
Debt securities issued by foreign governments	2.1	–	–	2.1
Asset-backed securities	49.5	–	–	49.5
Mortgage-backed securities	109.1	0.4	–	109.5
State and local governments	1.1	–	–	1.1
Corporate debt securities	812.3	5.2	2.9	814.6
Utilities	63.9	1.1	–	65.0
Affiliates	8.0	–	0.2	7.8

	$1,165.7	$ 6.7	$ 3.1	$1,169.3

	December 31, 2000
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Millions)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$ 70.2	$ –	$ –	$ 70.2
Debt securities issued by foreign governments	4.1	–	0.3	3.8
Asset-backed securities	52.1	–	–	52.1
Mortgage-backed securities	86.4	–	–	86.4
State and local governments	1.1	–	–	1.1
Corporate debt securities	631.7	3.1	3.4	631.4
Utilities	45.3	0.5	0.1	45.7
Affiliates	7.9	0.3	–	8.2

	$ 898.8	$ 3.9	$ 3.8	$ 898.9

Notes to Statutory Financial Statements, Continued

The carrying value and estimated fair value of bonds at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Carrying Value	Estimated Fair Value
	(In Millions)
Due in one year or less	$ 29.6	$ 29.6
Due after one year through five years	238.4	239.3
Due after five years through ten years	534.9	537.2
Due after ten years	163.8	164.0

	966.7	970.1
Asset-backed securities, mortgage-backed securities, and securities guaranteed by the U.S. government	199.0	199.2

TOTAL	$1,165.7	$1,169.3

Proceeds from sales of investments in bonds were $275.0 million during 2001, $316.8 million during 2000 and $325.8 million during 1999. Gross capital gains of $1.6 million in 2001, $2.2 million in 2000 and $2.1 million in 1999 and gross capital losses of $9.3 million in 2001, $2.6 million in 2000 and $4.9 million in 1999 were realized, portions of which were deferred into the IMR. Impairment on bonds during the year ended December 31, 2001 was $4.7 million and was included in the gross capital losses noted above.

Excluding investments in United States governments and agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturities portfolio.

b. Mortgage Loans

Mortgage loans, comprised primarily of commercial loans, amounted to $329.0 million and $270.1 million at December 31, 2001 and 2000, respectively. The Company’s mortgage loans finance various types of commercial properties throughout the United States. There were no valuation reserves or impairments on mortgage loans as of December 31, 2001 or 2000. The Company had restructured loans with book values of $2.8 million and $2.9 million at December 31, 2001 and 2000, respectively. These loans typically have been modified to defer a portion of the contractual interest payments to future periods. Interest deferred to future periods was immaterial in 2001 and 2000.

At December 31, 2001, scheduled mortgage loan maturities were as follows (in millions):

2002	$ 28.3
2003	28.5
2004	27.4
2005	17.9
2006	32.1
Thereafter	89.6

Commercial loans	223.8
Mortgage loan pools	105.2

Mortgage loans	$329.0

The Company invests in mortgage loans collateralized principally by commercial real estate. During 2001, commercial mortgage loan lending rates ranged from 6.3% to 15.0%.

The maximum percentage of any one loan to the value of security at the time the loan was originated, exclusive of insured, guaranteed or purchase money mortgages, was 78.0% and 75.0% at December 31, 2001 and 2000, respectively. Taxes, assessments and other amounts advanced and not included in the mortgage loan total were immaterial at December 31, 2001 and 2000.

Notes to Statutory Financial Statements, Continued

The geographic distributions of the mortgage loans at December 31, 2001 and 2000 were as follows:

	2001	2000
	(In Millions)
California	$ 50.3	$ 48.9
Illinois	27.3	24.4
Massachusetts	21.4	12.6
Texas	21.3	19.6
Florida	16.6	15.5
New York	12.4	19.2
All other states	74.5	74.9

Commercial loans	223.8	215.1
Nationwide loan pools	105.2	55.0

Mortgage loans	$329.0	$270.1

c. Other

The carrying value of investments which were non-income producing for the preceding twelve months was $0.2 million at December 31, 2001. There were no investments which were non-income producing for the preceding twelve months at December 31, 2000. Investments in joint ventures and partnerships were $0.9 million at December 31, 2001 and 2000. There was no net investment income on joint ventures and partnerships for the years ended December 31, 2001, 2000, and 1999, respectively. Net investment income on derivative instruments was $1.7 million for the year ended December 31, 2001, net investment losses were $0.3 million for the year ended December 31, 2000, while there was $0.3 million of net investment income for the year ended December 31, 1999.

d. Realized Capital Gains and Losses

Net realized capital gains and losses were comprised of the following:

	Years Ended December 31,
	2001	2000	1999
	(In Millions)
Bonds	$(7.7)	$(0.4)	$ (2.8)
Mortgage loans	0.6	(1.6)	0.1
Closed derivatives	(1.2)	(8.4)	(2.4)
Derivatives marked to market	1.0	–	–
Other investments	0.1	–	(5.4)
Federal and state taxes	0.8	2.3	0.4

Net realized capital losses before deferral to IMR	(6.4)	(8.1)	(10.1)
Losses deferred to IMR	1.4	7.9	2.1
Less: taxes on net deferred losses	(0.5)	(2.8)	(0.7)

Net deferred to IMR	0.9	5.1	1.4

Net realized capital losses	$(5.5)	$(3.0)	$ (8.7)

4. PORTFOLIO RISK MANAGEMENT

The Company uses derivative financial instruments in the normal course of business to manage its investment risks, primarily to reduce interest rate and duration imbalances determined in asset/liability analyses. The investment risk is assessed on a portfolio basis and derivative financial instruments are not designated as a hedge with respect to a specific risk; therefore, the criteria for deferral accounting is not met. The Company does not hold or issue these financial instruments for trading purposes.

Notes to Statutory Financial Statements, Continued

The Company utilizes interest rate swap agreements and options to reduce interest rate exposures arising from mismatches between assets and liabilities and to modify portfolio profiles to manage other risks identified. Under interest rate swaps, the Company agrees to an exchange, at specified intervals, between streams of variable rate and fixed rate interest payments calculated by reference to an agreed-upon notional principal amount. The fair value of these contracts is included in other investments on the Statutory Statements of Financial Position. Changes in the fair value of these contracts are recorded as realized gains and losses when contracts are closed and at each reporting date. Net amounts receivable and payable are accrued as adjustments to net investment income and included in other investments on the Statutory Statements of Financial Position. At December 31, 2001 and 2000, the Company had interest rate swaps with notional amounts of $594.9 million and $315.0 million, respectively. The Company’s credit risk exposure was limited to the fair values of $6.7 million and $7.2 million at December 31, 2001 and 2000, respectively.

Options grant the purchaser the right to buy or sell a security or enter into a derivative transaction at a stated price within a stated period. The Company’s option contracts have terms of up to fifteen years. The fair value of these contracts is included in other investments on the Statutory Statements of Financial Position. Changes in the fair value of these contracts are recorded as realized gains and losses when contracts are closed and at each reporting date. At December 31, 2001 and 2000, the Company had option contracts with notional amounts of $669.5 million and $809.5 million, respectively. The Company’s credit risk exposure was limited to the fair values of $3.8 million and $3.6 million at December 31, 2001 and 2000, respectively.

The Company utilizes currency swaps for the purpose of managing currency exchange risks that are mainly related to funding agreements. Changes in the value of these contracts are recorded as realized capital gains and losses when contracts are closed and at each reporting date. Notional amounts related to these agreements totaled $11.9 million and $6.6 million at December 31, 2001 and 2000, respectively. The Company’s credit risk exposure on these agreements is limited to the fair values of $0.8 million and $0.5 million at December 31, 2001 and 2000, respectively.

The Company is exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. This exposure is limited to contracts with a positive fair value. The amounts at risk in a net gain position were $12.5 million and $10.8 million at December 31, 2001 and 2000, respectively. The Company monitors exposure to ensure counterparties are credit worthy and concentration of exposure is minimized. Additionally, collateral positions are obtained with counterparties when considered prudent.

The notional amounts described do not represent amounts exchanged by the parties and, thus, are not a measure of the exposure of the Company. The amounts exchanged are calculated on the basis of the notional amounts and the other terms of the instruments, which relate to interest rates, exchange rates, security prices or financial or other indices.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair values are based on quoted market prices, when available. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. These valuation techniques require management to develop a significant number of assumptions, including discount rates and estimates of future cash flow. Derived fair value estimates cannot be substantiated by comparison to independent markets or to disclosures by other companies with similar financial instruments. These fair value disclosures may not represent the amount that could be realized in immediate settlement of the financial instrument. The use of different assumptions or valuation methodologies may have a material affect on the estimated fair value amounts.

The following methods and assumptions were used in estimating fair value disclosures for financial instruments:

Bonds: Estimated fair value of bonds is based on quoted market prices when available. If quoted market prices are not available, fair values are determined by discounting expected future cash flows using current market rate applicable to yield, credit quality and maturity of the investment or using quoted market prices for comparable investments.

Mortgage loans: The fair value of mortgage loans is estimated by discounting expected future cash flows using current interest rates for similar loans with similar credit risk. For non-performing loans, the fair value is the estimated collateral value of the underlying real estate.

Notes to Statutory Financial Statements, Continued

Policy loans, cash and short-term investments: Estimated fair values for these instruments approximate the carrying amounts reported in the Statutory Statements of Financial Position.

Other financial instruments: The estimated fair value for these instruments is determined based on quotations obtained from dealers or other reliable sources.

Investment-type insurance contracts: The estimated fair value for liabilities under investment-type insurance contracts is determined by discounted cash flow projections.

The following table summarizes the carrying value and fair value of the Company’s financial instruments at December 31, 2001 and 2000:

	2001		2000
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Millions)

Financial assets:

Bonds	$1,165.7	$1,169.3	$898.8	$898.9
Mortgage loans	329.0	337.9	270.1	274.8
Policy loans	132.4	132.4	124.0	124.0
Cash and short-term investments	209.6	209.6	115.4	115.4

Other financial instruments:

Interest rate swap agreements	6.7	6.7	–	7.2
Options	3.8	3.8	6.1	3.6
Currency swaps	0.8	0.8	–	0.5

Financial liabilities:

Investment type insurance contracts	670.1	670.4	391.0	385.0

6.  REINSURANCE

The Company utilizes reinsurance agreements to reduce exposure to large losses in certain aspects of its insurance business. Such transfers do not relieve the Company of its primary liability and, as such, failure of reinsurers to honor their obligations could result in losses. The Company reduces this risk by evaluating the financial condition of reinsurers and monitoring for possible concentrations of credit risk.

The Company records a receivable for reinsured benefits paid and the portion of insurance liabilities that are reinsured. The cost of reinsurance is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

Premiums ceded were $48.4 million, $46.2 million and $34.3 million and reinsurance recoveries were $71.6 million, $40.8 million and $43.7 million for the periods ended December 31, 2001, 2000 and 1999, respectively. Amounts recoverable from reinsurers were $22.1 million and $6.9 million as of December 31, 2001 and 2000, respectively.

At December 31, 2001, four reinsurers accounted for 86% of the outstanding reinsurance recoverable from reinsurers.
Notes to Statutory Financial Statements, Continued

7.  FEDERAL INCOME TAXES

Federal income taxes are based upon the Company’s best estimate of its current and deferred tax liabilities. Deferred income taxes, which provide for book/tax temporary differences, are subject to limitation and are charged directly to policyholders’ contingency reserves. Accordingly, the reporting of miscellaneous temporary differences, such as reserves and policy acquisition costs, and of permanent differences such as tax credits, resulted in effective tax rates which differ from the federal statutory tax rate. For the years ending December 31, 2001 and 2000, the Company’s effective tax rate differs from the federal statutory tax rate of 35% for the following reasons:

	2001	2000	1999
	(In Millions)
Expected federal income tax benefit using 35%	$(9.0)	$(1.3)	$(11.7)
Policy reserves	(0.9)	4.0	10.5
Policy acquisition costs	11.0	12.6	6.6
Prior year effects	(3.3)	(7.5)	(2.3)
Investment and other items	0.4	(0.6)	(1.0)

Total federal income tax expense (benefit)	(1.8)	7.2	2.1
Capital gains tax benefit	(0.8)	(2.2)	(0.4)

Current income tax expense (benefit)	$(2.6)	$ 5.0	$ 1.7

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2001 were as follows (in millions):

Deferred Tax Assets:

Policy acquisition costs	$ 47.7
Policy reserves	11.2
Investment and other items	2.1

Total deferred tax assets	61.0
Non-admitted deferred tax assets	(51.0)

Admitted deferred tax assets	$ 10.0

Deferred Tax Liabilities:

Investment items	$ 1.7
Policy reserves	1.1
Expense items	0.1

Total deferred tax liabilities	2.9

Net admitted deferred tax assets	$ 7.1

The change in deferred tax assets of $2.2 million, net of non-admitted assets, less the change in deferred tax liabilities of $0.2 million resulted in the net change in deferred taxes of $2.0 million for the year ended December 31, 2001.

Federal income tax refunds were $12.8 million and $14.6 million in 2001 and 2000, respectively. The Company paid federal income taxes in the amount of $6.8 million in 1999.

The Company plans to file a separate company 2001 federal income tax return.

The Internal Revenue Service has completed examining the Company’s income tax returns through the year 1995 and is currently examining the years 1996 and 1997. Management believes adjustments which may result from such examinations will not materially affect the Company’s financial position.

Notes to Statutory Financial Statements, Continued

8. SHAREHOLDER’S EQUITY

The Board of Directors of MassMutual has authorized the contribution of funds to the Company sufficient to meet the capital requirements of each state in the United States of America in which the Company is licensed to do business. Substantially all of the statutory shareholder’s equity is subject to dividend restrictions relating to various state regulations, which limit the payment of dividends to the shareholder without prior approval. Under these regulations, $18.8 million of shareholder’s equity is available for distribution to the shareholder in 2002 without prior regulatory approval.

During 2001 and 2000, MassMutual contributed additional paid-in capital of $45.0 million and $85.0 million, respectively, to the Company.

9.  RELATED PARTY TRANSACTIONS

MassMutual and the Company have an agreement whereby MassMutual, for a fee, furnishes the Company, as required, operating facilities, human resources, computer software development and managerial services. Also, investment and administrative services are provided to the Company pursuant to a management services agreement with MassMutual. Fees incurred under the terms of these agreements were $171.6 million, $172.6 million and $124.5 million in 2001, 2000 and 1999, respectively. While management believes that these fees are calculated on a reasonable basis, they may not necessarily be indicative of the costs that would have been incurred on a stand-alone basis.

The Company participates in variable annuity exchange programs with its parent whereby certain MassMutual variable annuity contract holders can make a non-taxable exchange of their contract for an enhanced C.M. Life variable annuity contract. The Company received premiums of $295.6 million, $1,090.9 million and $117.8 million in 2001, 2000 and 1999, respectively, related to these exchange programs. The Company has an agreement with MassMutual to compensate MassMutual for the lost revenue associated with the exchange of these contracts. As a result of these exchanges, the Company has recorded commissions payable of $0.4 million as of December 31, 2001 and $12.0 million as of December 31, 2000, and has paid $15.0 million for the twelve month period ended December 31, 2001.

The Company cedes a portion of its life insurance business to MassMutual and other insurers in the normal course of business. The Company’s retention limit per individual insured is $15.0 million; the portion of the risk exceeding the retention limit is reinsured with other insurers, including MassMutual.

The Company has a modified coinsurance quota-share reinsurance agreement with MassMutual whereby the Company cedes 75% of the premiums on certain universal life policies. In return, MassMutual pays the Company a stipulated expense allowance, death and surrender benefits, and a modified coinsurance adjustment based upon experience. The Company retains the assets and related reserves for payment of future benefits on the ceded policies. Premium income of $22.9 million, $26.7 million and $29.8 million was ceded to MassMutual in 2001, 2000 and 1999, respectively. Policyholder benefits of $33.8 million, $38.4 million and $38.7 million were ceded to MassMutual in 2001, 2000 and 1999, respectively.

The Company also has a stop-loss agreement with MassMutual under which the Company cedes claims which, in aggregate, exceed ..32% of the covered volume for any year, with maximum coverage of $25.0 million above the aggregate limit. The aggregate limit was $70.0 million in 2001, $72.4 million in 2000, and $45.4 million in 1999 and it was not exceeded in any of the years. Premium income of $1.3 million was ceded to MassMutual in 2001, 2000 and 1999, respectively.

Effective January 1, 2000, the Company entered into a coinsurance agreement with MassMutual, whereby the Company cedes substantially 100% of the premiums on new issues of certain universal life policies. In return, MassMutual pays to the Company a stipulated expense allowance and death and surrender benefits. MassMutual holds the assets and related reserves for payment of future benefits on the ceded policies. Premium income of $47.4 million and $47.3 million was ceded to MassMutual in 2001 and 2000, respectively. Fees and other income include a $36.8 million, $55.7 million and a $10.7 million expense allowance from MassMutual in 2001, 2000 and 1999, respectively. Policyholders’ benefits of $11.3 million and $5.9 million was ceded to MassMutual in 2001 and 2000, respectively.

Notes to Statutory Financial Statements, Continued

10. BUSINESS RISKS AND CONTINGENCIES

The Company has conducted a review of the financial impact of the tragic events that occurred on September 11, 2001. These events have not materially impacted the Company’s financial position, results of operations, or liquidity for the period ended December 31, 2001 or foreseeable future periods.

Through December 31, 2001, the Company incurred gross claims in the amount of $5.3 million related to the events of September 11, 2001, of which $4.5 million are reinsured, resulting in a net exposure of $0.8 million. In addition to insurance risk, the Company does have investments in certain sectors of the economy, which are directly impacted by these events, such as the airline or travel and leisure industries. These investments are not material with respect to the total investment portfolio. The Company believes that its investment portfolio is of sufficient quality and diversity as to not be materially impacted by the events of September 11, 2001.

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

11. LIQUIDITY

The withdrawal characteristics of the policyholders’ reserves and funds, including separate accounts, and the invested assets which support them at December 31, 2001 are illustrated below (in millions):

Total policyholders’ reserves and funds and separate account liabilities	$5,070.9
Not subject to discretionary withdrawal	(12.2)
Policy loans	(132.4)

Subject to discretionary withdrawal	$4,926.3

Total invested assets, including separate investment accounts	$5,178.4
Policy loans and other invested assets	(156.6)

Marketable investments	$5,021.8

12. AFFILIATED COMPANIES

The relationship of the Company, MassMutual and affiliated companies as of December 31, 2001, is illustrated below. Subsidiaries are wholly owned by MassMutual, except as noted.

Parent
Massachusetts Mutual Life Insurance Company

Subsidiaries of Massachusetts Mutual Life Insurance Company
CM Assurance Company
CM Benefit Insurance Company
C.M. Life Insurance Company
MassMutual Holding Company
MassMutual Mortgage Finance, LLC
The MassMutual Trust Company
MML Bay State Life Insurance Company
MML Distributors, LLC
MassMutual Assignment Company
Persumma Financial, LLC
Notes to Statutory Financial Statements, Continued

Subsidiaries of MassMutual Holding Company
CM Property Management, Inc.
G.R. Phelps & Co., Inc.
HYP Management, Inc.
MassMutual Benefits Management, Inc.
MassMutual Funding, LLC
MassMutual Holding MSC, Inc.
MassMutual Holding Trust I
MassMutual International, Inc.
MMHC Investment, Inc.
MML Investor Services, Inc.
MML Realty Management Corporation
Urban Properties, Inc.
Antares Capital Corporation – 80.0%
Cornerstone Real Estate Advisers, Inc.
DLB Acquisition Corporation – 98.2%
Oppenheimer Acquisition Corporation – 95.36%

Subsidiaries of MassMutual International, Inc.
MassLife Seguros de Vida S.A. – 99.9%
MassMutual Asia, Limited
MassMutual (Bermuda) Ltd.
MassMutual Internacional (Argentina) S.A. – 99.9%
MassMutual International (Bermuda) Ltd.
MassMutual Internacional (Chile) S.A. – 92.5%
MassMutual International (Luxembourg) S.A. – 99.9%
MassMutual International Holding MSC, Inc.
MassMutual Life Insurance Company K.K. (Japan) – 99.5%
MassMutual Mercuries Life Insurance Co. – 38.2%

Subsidiaries of MassMutual Holding MSC, Inc.
MassMutual Corporate Value Limited – 46.0%
9048 – 5434 Quebec, Inc.
1279342 Ontario Limited

Subsidiary of MMHC Investment, Inc.
MassMutual/Darby CBO IM Inc.

Affiliates of Massachusetts Mutual Life Insurance Company
MML Series Investment Funds
MassMutual Institutional Funds

Item 9. Changes in and Disagreements with
            Accountants on Accounting and Financial
            Disclosure

No disagreements with accountant on any matter of accounting principles or practices or financial statement disclosure have been reported on a Form 8-K during the twelve month period ended December 31, 2001.

PART III

Item 10. Directors and Executive Officers of the
                             Registrant

Position with
	C.M. Life; Year	Other Positions During
Name (Age at 12/31/01)	Commenced	the Past Five Years

Lawrence V. Burkett, Jr. (56)	Director, since 1996	President and Chief Executive
Officer, C.M. Life 1996-2001
Executive Vice President and
General Counsel, MassMutual since
1993.

Isadore Jermyn (51)	Director, since 1998,	Senior Vice President and
	Senior Vice President	Actuary, MassMutual since 1998,
	and Actuary, since 1996	Senior Vice President and Chief Actuary,
MassMutual 1995-1998.

Efrem Marder (50)	Director, since 1999	Executive Managing Director, David
L. Babson and Company, Inc., since 2000,
Executive Managing Director,
MassMutual 1989-1999.

James E. Miller (54)	Executive Vice President,	Director, C.M. Life 1998-1999,
	- Life Operations, since 1998	Executive Vice President,
MassMutual since 1997 and 1987 -
1996,
Senior Vice President, UniCare Life &
Health 1996-1997.

Robert J. O’Connell (58)	President and Chief Executive	Chairman of the Board of Directors,
	Officer, since 2000,	since 2000,
	Director, since 1999	President and Chief Executive Officer,
MassMutual since 1999,
Senior Vice President, American
International Group, Inc. 1991-1998,
President and Chief Executive Officer,
AIG Life Companies 1991-1998.

Edward M. Kline (58)	Treasurer, since 1997	Treasurer and Vice President,
MassMutual since 1997,
Vice President, MassMutual
since 1989.

Ann F. Lomeli (45)	Senior Vice President and	Senior Vice President,
	Secretary, since 1999	MassMutual since 1999,
Vice President, Secretary and
Associate General Counsel,
MassMutual 1998-1999,
Vice President, Associate
Secretary and Associate General
Counsel, MassMutual 1996-1998.

Stuart H. Reese (46)	Executive Vice President -	Executive Vice President, since 1999
	Investments, since 1999	Chief Executive Director-Investment
Management, MassMutual since 1997,
Director and Senior Vice President –
Investments, MassMutual 1996-1999.

Matthew E. Winter (44)	Executive Vice President -	Executive Vice President since 2001
	since 2001	Senior Vice President - MassMutual
1996-2001

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

Item 12. Security Ownership of Certain Beneficial
                            Owners and Management

This item is not applicable since we are wholly-owned by MassMutual.

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

PART IV

Item 14. Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K

(a) 1.	Financial Statements (set forth in Item 8.):

	-	Reports of Independent Auditors.
	-	Statutory Statements of Financial Position as of December 31, 2001 and 2000.
	-	Statutory Statements of Income for each of the years ended December 31, 2001, 2000 and 1999.
	-	Statutory Statements of Changes in Shareholder’s Equity for each of the years ended December 31, 2001, 2000 and 1999.
	-	Statutory Statements of Cash Flows for each of the years ended December 31, 2001, 2000 and 1999.
	-	Notes to Statutory Financial Statements.

2.	Financial Statement Schedules (set forth below):

Reports of Independent Auditors.
		Schedule I	- Summary of Investments - Other than Investments in Related Parties as of December 31, 2001.
		Schedule III	- Supplementary Insurance Information.
		Schedule IV	- Reinsurance.
		Schedule V	- Valuation and Qualifying Accounts.

All other schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the financial statements or notes thereto.

3.	Exhibit Number Per Item 601 of Regulation S-K	Description of Exhibits

	3(a)	Charter of C.M. Life Insurance Company. (1)

	3(b)	By-Laws of C.M. Life Insurance Company. (1)

	4(a)	Form of Individual Contract for the Panorama Plus Annuity. (2)

			(i)	Form of IRA Endorsement for the Panorama Plus Annuity Individual Contract. (2)
			(ii)	Form of Terminal Illness Endorsement for the Panorama Plus Annuity Individual Contract. (2)
			(iii)	Form of Tax-Sheltered Annuity Endorsement for the Panorama Plus Annuity Individual Contract. (2)
			(iv)	Form of Qualified Plan Endorsement for the Panorama Plus Annuity Individual Contract. (2)
			(v)	Form of Unisex Endorsement for the Panorama Plus Annuity Individual Contract. (2)

	4(b)	Form of Group Contract for the Panorama Plus Annuity. (2)

			(i)	Form of IRA Endorsement for the Panorama Plus Annuity Group Contract. (2)
			(ii)	Form of Terminal Illness Endorsement for the Panorama Plus Annuity Group Contract. (2)
			(iii)	Form of Tax-Sheltered Annuity Endorsement for the Panorama Plus Annuity Group Contract. (2)
			(iv)	Form of Qualified Plan Endorsement for the Panorama Plus Annuity Group Contract. (2)
			(v)	Form of Unisex Endorsement for the Panorama Plus Annuity Group Contract. (2)

	4(c)	Form of Individual Certificate for the Panorama Plus Annuity. (2)

			(i)	Form of IRA Endorsement for the Panorama Plus Annuity Individual Certificate. (2)
			(ii)	Form of Terminal Illness Endorsement for the Panorama Plus Annuity Individual Certificate. (2)
			(iii)	Form of Tax-Sheltered Annuity Endorsement for the Panorama Plus Annuity Individual Certificate. (2)
			(iv)	Form of Qualified Plan Endorsement for the Panorama Plus Annuity Individual Certificate. (2)
			(v)	Form of Unisex Endorsement for the Panorama Plus Annuity Individual Certificate. (2)

	4(d)	Form of Application for the Individual Panorama Plus Annuity. (2)

	4(e)	Form of Application for the Group Panorama Plus Annuity. (2)

	4(f)	Form of Application Supplement for Panorama Plus Tax Sheltered Annuity. (2)

	4(g)	Form of Certificate Application Supplement for Panorama Plus Tax Sheltered Annuity. (2)

5	Opinion Regarding Legality. (2)

10	Agreement to Purchase Shares by and between C.M. Life Insurance Company and Connecticut Mutual Financial Services Series Fund I, Inc. (2)

16	Change of Independent Accountant. (5)

23	(i) Report of Independent Auditors *
(ii) Financial Statement Schedules I, III, IV, and V. *
(iii) Consent of Counsel (2)

24(a)	Powers of Attorney (6)
for Edward M. Kline,
Isadore Jermyn

24(b)	Power of Attorney (3)
for Efrem Marder

24(c)	Power of Attorney (4)
for Robert J. O’Connell

24(d)	Power of Attorney (7)
for Lawrence V. Burkett, Jr.

24(e)	Power of Attorney (8)
for Brent Nelson

(1)	Incorporated by reference to the initial registration statement on Form N-4 for the Contracts and Panorama Plus Separate Account (File No. 33-45122) as filed with the Securities and Exchange Commission on January 16, 1992.

(2)	Incorporated by reference to Pre-Effective Amendment No. 1 to the registration statement on Form N-4 for the Contracts and Panorama Plus Separate Account (File No. 33-45122) as filed with the Securities and Exchange Commission on April 13, 1992.

(3)	Incorporated by reference to the Post-Effective Amendment No. l to Registration Statement No. 333-88493 filed in January, 2000.

(4)	Incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement No. 333-95485 filed in August, 2000.

(5)	Incorporated by reference to Form 8-K as filed with the Securities and Exchange Commission on July 22, 1999.

(6)	Incorporated by reference to Form 10-K as filed with the Securities and Exchange Commission on March 22, 1999.

(7)	Incorporated by referrence to Form 10-K as filed with the Securities and Exchange Commission in March, 2000.

(8)	Incorporated by reference to the 9/30/01 Form 10-Q Filing for C.M. Life Insurance Company (File No. 33-45123).

*	Filed herewith

The registrant did not file any Reports on Form 8-K during 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C.M. LIFE INSURANCE COMPANY
(Registrant)

By: /s/ Robert J. O’Connell * Robert J. O’Connell Chairman, President and Chief Executive Officer (Principal Executive Officer)
Date: March 28, 2002

/s/ Richard M. Howe
*Richard M. Howe
     On March 28, 2002 as Attorney in Fact, pursuant to
     Power of Attorney.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert J. O’Connell*	Chairman, President and Chief	March 28, 2002
Robert J. O’Connell	Executive Officer
(Principal Executive Officer)

/s/ Edward M. Kline*	Vice President and Treasurer	March 28, 2002
Edward M. Kline	(Principal Financial Officer)

/s/ Brent Nelson*	Senior Vice President and	March 28, 2002
Brent Nelson	Controller
(Principal Accounting Officer)

/s/ Efrem Marder*	Director	March 28, 2002
Efrem Marder

/s/ Isadore Jermyn*	Director	March 28, 2002
Isadore Jermyn

/s/ Lawrence V. Burkett, Jr.*	Director	March 28, 2002
Lawrence V. Burkett, Jr.

/s/ Richard M. Howe	On March 28, 2002 as Attorney in
*Richard M. Howe	Fact, pursuant to Power of Attorney.