Form 10-Q
period 2002-03-31
C M LIFE INSURANCE CO
filed 2002-05-13
CIK 883232

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Yes __	No __

APPLICABLE ONLY TO CORPORATE ISSUERS

Registrant has 12,500 shares of common stock outstanding on March 31, 2002, all of which are owned by Massachusetts Mutual Life Insurance Company.

The Registrant meets the conditions set forth in General Instruction H(1) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

C.M. LIFE INSURANCE COMPANY

INDEX

Part I	Financial Information

	Item 1:	Financial Statements

		Statutory Statements of Financial Position-
		March 31, 2002 and December 31, 2001	3

		Statutory Statements of Income-
		Three Months Ended March 31, 2002 and 2001	4

		Statutory Statements of Changes in Shareholder’s Equity-
		Three Months Ended March 31, 2002 and 2001	5

		Statutory Statements of Cash Flows-
		Three Months Ended March 31, 2002 and 2001	6

		Condensed Notes to Statutory Financial Statements	7

	Item 2:	Management’s Discussion and Analysis of Financial
		Condition and Results of Operations	10

	Item 3:	Quantitative and Qualitative Disclosure About
		Market Risk	16

Part II	Other Information

	Item 1:	Legal Proceedings	None

	Item 2:	Changes in Securities and Use of Proceeds	Not Applicable

	Item 3:	Defaults Upon Senior Securities	Not Applicable

	Item 4:	Submission of Matters to a Vote of Security Holders	Not Applicable

	Item 5:	Other Information	None

	Item 6:	Exhibits and Reports on Form 8-K	17

Signatures			17

PART I
Item 1

C.M. LIFE INSURANCE COMPANY
STATUTORY STATEMENTS OF FINANCIAL POSITION

	March 31,	December 31,
	2002	2001

	(Unaudited)
	($ In Millions Except for Par Value)
Assets:

Bonds	$1,262.1	$1,165.7
Mortgage loans	341.1	329.0
Policy loans	133.5	132.4
Other investments	30.5	24.2
Cash and short-term investments	215.7	209.6

Total invested assets	1,982.9	1,860.9

Investment and insurance amounts receivable	52.4	72.6
Deferred income taxes	6.2	7.1
Transfers receivable from separate accounts	126.9	123.7

	2,168.4	2,064.3

Separate account assets	3,485.1	3,317.5

Total assets	$5,653.5	$5,381.8

Liabilities:

Policyholders’ reserves and funds	$1,872.9	$1,753.4
Policyholders’ claims and other benefits	7.7	7.0
Payable to parent	39.4	45.0
Federal income taxes	27.4	22.5
Asset valuation and other investment reserves	16.9	16.1
Other liabilities	38.6	32.4

	2,002.9	1,876.4

Separate account liabilities	3,485.1	3,317.5

Total liabilities	5,488.0	5,193.9

Shareholder's equity:

Common stock, $200 par value, 50,000 shares authorized,
12,500 shares issued and outstanding	2.5	2.5
Paid-in and contributed surplus	198.8	198.8
Surplus	(35.8)	(13.4)

Total shareholder’s equity	165.5	187.9

Total liabilities and shareholder’s equity	$5,653.5	$5,381.8

See condensed notes to statutory financial statements.

     PART I
Item 1 (continued)

     C.M. LIFE INSURANCE COMPANY
STATUTORY STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2002	2001

	(In Millions)

Revenue:

Premium income	$432.3	$335.5
Net investment income	30.6	30.1
Fees and other income	21.2	29.6

Total revenue	484.1	395.2

Benefits and expenses:

Policyholders’ benefits and payments	132.8	112.2
Addition to policyholders’ reserves and funds	293.2	226.7
Operating expenses	36.6	44.6
Commissions	24.9	34.7
State taxes, licenses and fees	5.2	3.3
Federal income taxes (benefit)	6.6	(7.4)

Total benefits and expenses	499.3	414.1

Net loss from operations	(15.2)	(18.9)

Net realized capital gain (loss)	(6.8)	2.6

Net loss	$(22.0)	$(16.3)

See condensed notes to statutory financial statements.

     PART I
Item 1 (continued)

C.M. LIFE INSURANCE COMPANY
STATUTORY STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Unaudited)

	Three Months Ended March 31,
	2002	2001

	(In Millions)

Shareholder’s equity, beginning of year, as previously reported	$187.9	$146.7

Cumulative effect of the change in statutory accounting principles	-	11.2

Shareholder’s equity, beginning of year, as adjusted	187.9	157.9

Increases (decreases) due to:
Net loss	(22.0)	(16.3)
Change in net unrealized capital gains (losses)	(0.2)	(4.9)
Change in asset valuation and other investment reserves	(0.8)	2.0
Change in non-admitted assets	0.4	9.5
Change in reserve valuation basis	1.2	-
Other	(1.0)	-

	(22.4)	(9.7)

Shareholder’s equity, end of period	$165.5	$148.2

See condensed notes to statutory financial statements.

     PART I
Item 1 (continued)

     C.M. LIFE INSURANCE COMPANY
STATUTORY STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2002	2001

	(In Millions)

Operating activities:

Net loss	$(22.0)	$(16.3)
Addition to policyholders’ reserves, funds and
policy benefits, net of transfers to separate accounts	117.0	44.2
Net realized capital (gain) loss	6.8	(2.6)
Change in investment and insurance amounts receivable	20.2	53.0
Other changes	(2.3)	9.0

Net cash provided by operating activities	119.7	87.3

Investing activities:

Loans and purchases of investments	(236.0)	(145.1)
Sales and maturities of investments and
receipts from repayment of loans	122.4	75.7

Net cash used in investing activities	(113.6)	(69.4)

Increase in cash and short-term investments	6.1	17.9

Cash and short-term investments, beginning of year	209.6	115.4

Cash and short-term investments, end of period	$215.7	$133.3

See condensed notes to statutory financial statements.

     Part I
Item 1 (Continued)

C.M. Life Insurance Company
Condensed Notes to Statutory Financial Statements
March 31, 2002
(Unaudited)

C.M. Life Insurance Company (“the Company” or “C.M. Life”), is a wholly-owned stock life insurance subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual” or the “parent”). The Company is primarily engaged in the sale of life insurance and annuities, principally flexible premium universal life insurance, variable life insurance, and variable annuity products and distributes these products primarily through career agents. The Company is licensed to sell life insurance and annuities in Puerto Rico, the District of Columbia and 49 states (excluding New York).

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. These financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the Company’s audited statutory financial statements for the year ended December 31, 2001. Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the Company’s December 31, 2001, audited statutory financial statements, have been omitted from these interim financial statements. These unaudited interim financial statements should be read in conjunction with the audited statutory financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2001.

1. Summary of Accounting Practices

The accompanying statutory financial statements have been prepared in conformity with the statutory accounting practices, except as to form, of the National Association of Insurance Commissioners (“NAIC”) and the accounting practices prescribed or permitted by the State of Connecticut Insurance Department and are different in some respects from financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The more significant differences are as follows: (a) acquisition costs, such as commissions and other variable costs directly related to acquiring new business, are charged to current operations as incurred, whereas GAAP would require these expenses to be capitalized and recognized over the life of the policies; (b) statutory policy reserves are based upon the Commissioners’ Reserve Valuation Methods and statutory mortality, morbidity and interest assumptions, whereas GAAP reserves would generally be based upon the net level premium method, estimated gross margin method, and appropriate estimates of future mortality, morbidity and interest assumptions; (c) bonds are generally carried at amortized cost, whereas GAAP generally requires they be reported at fair value; (d) deferred income taxes, which provide for book/tax temporary differences, are subject to limitation and are charged directly to shareholder’s equity, whereas GAAP would include deferred taxes as a component of net income; (e) payments received for universal and variable life products and variable annuities are reported as premium income and changes in reserves, whereas, under GAAP, these payments would be recorded as deposits to policyholders’ account balances; (f) assets are reported as “admitted asset” value and “non-admitted assets” are excluded through a charge against surplus, while under GAAP “non-admitted assets” are recorded, net of any valuation allowance; and (g) reinsurance recoverables on unpaid losses are reported as a reduction of policyholders’ reserves and funds, while under GAAP, they are reported as an asset. Certain balances have been reclassified to conform to current year presentation.

Effective January 1, 2002, the Company adopted Actuarial Guideline XXXIV for minimum guaranteed death benefits included in variable annuity contracts, resulting in a $1.2 million increase in shareholder’s equity.

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

In the Company’s opinion, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its statutory financial position in accordance with statutory accounting principles, as of March 31, 2002 and December 31, 2001, and the results of its operations, changes in shareholder’s equity, and its cash flows for the three months ended March 31, 2002 and 2001.

2.  Related Party Transactions

MassMutual and the Company have an agreement whereby MassMutual, for a fee, furnishes the Company, as required, operating facilities, human resources, computer software development, and managerial services. Also, investment and administrative services are provided to the Company pursuant to a management services agreement with MassMutual. Fees incurred under the terms of these agreements were $38.9 million and $45.4 million for the three months ending March 31, 2002 and 2001, respectively. While management believes that these fees are calculated on a reasonable basis, they may not necessarily be indicative of the costs that would have been incurred on a stand-alone basis.

The Company participates in variable annuity exchange programs with its parent whereby certain MassMutual variable annuity contract holders can make a non-taxable exchange of their contract for an enhanced C.M. Life variable annuity contract. The Company received premiums of $84.0 million and $52.8 million for the three months ended March 31, 2002 and 2001, respectively, related to these exchange programs. The Company has an agreement with MassMutual to compensate MassMutual for the lost revenue associated with the exchange of these contracts. As a result of these exchanges, the Company has recorded accrued commissions of $4.9 million as of March 31, 2002 and $0.4 million as of December 31, 2001, and the Company has incurred $5.5 million and $0.7 million in commissions expense during the three months ended March 31, 2002 and 2001, respectively.

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

The Company has a modified coinsurance quota-share reinsurance agreement with MassMutual, whereby the Company cedes 75% of the premiums on certain universal life policies, and a modified coinsurance adjustment based upon experience. In return, MassMutual cedes the Company a stipulated expense allowance, death and surrender benefits. The Company retains the assets and related reserves for payment of future benefits on the ceded policies. For the three months ending March 31, 2002 and 2001, respectively, premium income of $6.5 million and $7.2 million and policyholders’ benefits of $7.7 million and $10.5 million were ceded to MassMutual. Commissions and expense allowances of $2.1 million and $2.3 million were ceded to the Company from MassMutual for the three months ending March 31, 2002 and 2001, respectively. A modified coinsurance adjustment of $4.9 million and $9.3 million was ceded by the Company to MassMutual for the three months ending March 31, 2002 and 2001, respectively.

The Company also has a stop-loss agreement with MassMutual under which the Company cedes claims, which in aggregate, exceed .32% of the covered volume for any year, with maximum coverage of $25.0 million above the aggregate limit. The aggregate limit was $69.1 million as of March 31, 2002, and $70.0 million as of December 31, 2001, and it was not exceeded in any of the periods being reported. Premium income of $0.3 million was ceded to MassMutual for the three months ending March 31, 2002 and 2001, respectively.

The Company also has a coinsurance agreement with MassMutual, whereby the Company substantially cedes 100% of the premiums on new issues of certain universal life policies. In return, MassMutual cedes the Company a stipulated expense allowance and death and surrender benefits. MassMutual holds the assets and related reserves for payment of future benefits on the ceded policies. Premium income of $7.5 million and $17.7 million was ceded to MassMutual for the three months ending March 31, 2002 and 2001, respectively. Policyholders’ benefits ceded to MassMutual for the three months ending March 31, 2002 were $1.4 million. There were no policyholders’ benefits ceded to MassMutual for the three months ending March 31, 2001. Commissions and expense allowance of $1.4 million and $12.7 million were ceded to the Company from MassMutual for the three months ending March 31, 2002 and 2001, respectively. Additionally, an experience refund of $0.7 million and $1.7 million was ceded to the Company from MassMutual for the three months ending March 31, 2002 and 2001, respectively.

3.  Deferred Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows (in millions):

	March 31,	December 31,
Deferred Tax Assets:	2002	2001

Policy acquisition costs	$49.9	$47.7
Policy reserves	18.5	11.2
Investment and other items	2.4	2.1

Total deferred tax assets	70.8	61.0
Non-admitted deferred tax assets	(61.6)	(51.0)

Admitted deferred tax assets	9.2	10.0

Deferred Tax Liabilities:
Investment items	1.9	1.7
Policy reserves	1.1	1.1
Expense items	-	0.1

Total deferred tax liabilities	3.0	2.9

Net admitted deferred tax assets	$6.2	$7.1

The decrease in deferred tax assets of $0.8 million, net of non-admitted assets, less the increase in deferred tax liabilities of $0.1 million resulted in a net decrease in deferred taxes of $0.9 million for the three months ended March 31, 2002.

Part I
Item 2

      Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with (i) the unaudited statutory financial statements and condensed notes to statutory financial statements included elsewhere in this filing, (ii) the audited statutory financial statements and notes thereto, and (iii) the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

Results of Operations

The following table sets forth the components of the Company’s net loss:

	Three Months Ended March 31,

	2002	2001	% Change

		($ In Millions)
Revenue:
Premium income	$432.3	$335.5	29%
Net investment income	30.6	30.1	2
Fees and other income	21.2	29.6	(28)

Total revenue	484.1	395.2	23

Benefits and Expenses:
Policyholders’ benefits and payments	132.8	112.2	18
Addition to policyholders’ reserves and funds	293.2	226.7	29
Commissions	24.9	34.7	(28)
Operating expenses, state taxes, licenses and fees	41.8	47.9	(13)
Federal income taxes (benefit)	6.6	(7.4)	189

Total benefits and expenses	499.3	414.1	21

Net loss from operations	(15.2)	(18.9)	(20)
Net realized capital gain (loss)	(6.8)	2.6	NM

Net loss	$(22.0)	$(16.3)	35%

NM = not meaningful, or in excess of 200%.

The increase in net loss for first quarter 2002 is primarily attributable to higher federal income taxes and increased realized capital losses, partially offset by reduced earnings strain associated with the decrease in premium in the Company’s life insurance products. It is generally expected that the increase in policyholder reserves and costs related to the production of new business exceed the amount of premium earned in the first year of a policy, causing operating losses. Management expects losses may continue in conjunction with future growth.

Costs related to the production of new business include commissions and other variable producer compensation, management fees assessed by MassMutual and business issuance/processing costs, which include policy assembly and other customer service activities, including fluctuations in the market value of variable funds during the processing of deposits. During first quarter 2002, costs related to the production of new business as a percentage of premiums were lower, primarily because a larger portion of new business was generated through variable annuity exchange programs with MassMutual contract owners. See Related Party Transactions footnote for further information on the annuity exchange programs with MassMutual.

The following table sets forth premium data for the Company’s products:

	Three Months Ended March 31,

	2002	2001	% Change

	($ In Millions)
Premium Income:
Universal, variable, term & corporate owned life	$121.3	$130.0	(7)%
insurance
Annuities and supplementary contracts	335.7	242.2	39

Total direct premiums	457.0	372.2	23
Less: reinsurance ceded	(24.7)	(36.7)	(33)

Total	$432.3	$335.5	29%

Premium income increased in 2002 primarily due to increases in premium of annuity products, partially offset by decreases in premium of variable universal life products. Increases in annuity product premium over 2001 were primarily due to the implementation of a new variable annuity product in July, 2001, an increase in sales of fixed annuity products, and an increase in the premiums received from variable annuity exchange programs with MassMutual. The decrease in variable universal life premium is primarily due to a change in strategy to market variable universal life products through MassMutual that led to lower sales of life insurance products.

The Company’s business mix has shifted as a result of increasing sales of annuity products. Annuity products were 78% of total net premium income in 2002, compared to 72% in 2001. Universal and other life products comprised 22% of total net premium income during 2002, compared to 28% in 2001.

The components of net investment income are set forth in the table below:

	Three Months Ended March 31,

	2002	2001	% Change

	($ In Millions)
Gross Investment Income:
Bonds	$21.1	$17.9	18%
Mortgage loans	5.9	5.0	18
Policy loans	2.5	2.4	4
Other investments	1.3	3.8	(66)
Cash and short-term investments	1.2	2.3	(48)

Total gross investment income	32.0	31.4	2
Investment expenses	(1.2)	(0.7)	71
Interest Maintenance Reserve (“IMR”) amortization	(0.2)	(0.6)	(67)

Net investment income	$30.6	$30.1	2%

Net investment income increased in 2002 due to a 30% increase in average invested assets, partially offset by a decrease in the annualized gross yield for the investment portfolio to 6.7% in 2002 from 8.6% in 2001. Increased asset levels are primarily due to overall business growth and capital contributions received in December 2001. Annualized gross investment yields decreased as older, higher yielding bonds mature and are replaced with new bonds that have lower yields, and due to the reduction in dividends received from affiliated mutual funds. After expenses and IMR amortization, net annualized yields were 6.4% and 8.2%, for the periods ended March 31, 2002 and 2001, respectively. Fluctuations in market conditions will impact future investment results.

The annualized yield on each investment category, before federal income taxes, is calculated as: (a) two times gross investment income, divided by (b) the sum of assets at the beginning of the period and assets at the end of the period, less gross investment income, (c) multiplied by four.

The increase in 2002 in gross investment income from bonds is primarily due to a 32% increase in average bonds invested, partially offset by a decrease in the annualized yield to 7.0% for 2002 from 7.8% in 2001. The increase in income from mortgage loans is primarily due to a 23% increase in average invested mortgage loans. The decrease in gross investment income from other investments is primarily due to the reduction in dividends received from affiliated mutual funds in the first quarter of 2002, partially offset by increases in derivative instruments. The decrease in gross investment income from cash and short-term investments is primarily due to a decrease in the annualized gross yield to 2.3% in 2002 from 7.5% in 2001, partially offset by a 71% increase in average invested cash and short-term investments balances.

The components of fees and other income are set forth in the table below:

	Three Months Ended March 31,

	2002	2001	% Change

		($ In Millions)

Fees	$17.6	$14.6	21%
Commission and expense allowance on reinsurance
ceded	3.6	15.0	(76)

Total fees and other income	$21.2	$29.6	(28)%

Fees and other income decreased in 2002 primarily due to a decrease in commissions and expense allowances on reinsurance ceded attributable to a decrease in the activity related to the coinsurance agreements between MassMutual and the Company. This decrease was partially offset by higher administrative fees collected from the management of investment accounts. See Related Party Transactions footnote for a more detailed description of the Company’s modified coinsurance agreements with MassMutual.

Policyholders’ benefits and payments increased in 2002, primarily due to an increase in annuity surrenders, benefit payments on individual annuity products, and death benefits. Individual annuity surrenders increased $11.1 million, or 12%, and annuity benefit payments increased $8.2 million, or 175% from the prior year.

Addition to policyholders’ reserves and funds includes transfers to and from the separate accounts, based upon policyholder elections, and a $70.2 million increase in the change in general account reserves. The increase in 2002 is primarily attributable to higher annuity premiums. The $70.2 million increase in 2002 in the change in general account reserves is primarily attributable to a $55.4 million increase in the change in annuity reserves and a $15.7 million increase in the change in life reserves. This increase in the change in annuity reserves is primarily due to increases in the reserves of our fixed annuity products. Separate account withdrawals and other transfers increased in 2002 by $17.4 million, partially offset by a $16.5 million increase in separate account deposits.

Commissions decreased in 2002 primarily due to decreases in variable universal life insurance product sales. Life insurance commissions decreased $12.3 million, or 46%, while annuity products’ commissions increased $2.6 million, or 33% during the first quarter. The overall decrease in commissions as a percentage of sales is due to the shift in sales mix to annuity products, which have lower commission rates than life products.

Operating expenses, state taxes, licenses and fees decreased 13% to $41.8 million in 2002. This is primarily attributable to the slow down of new life insurance business growth. Management fees charged by MassMutual include increases in agency allowances and other expenses associated with the production of new business.

The increase in federal income taxes in 2002 is primarily attributable to the $17.7 million decrease in net loss from operations before federal income taxes and an increase of $19.6 million in the excess of statutory reserves over tax reserves. Management projects that in the current year the Company will be able to utilize all available tax benefits, as the Company will file its 2002 federal income tax return on a consolidated basis with its parent, MassMutual, and its affiliates.

Realized capital losses, after transfers to the Interest Maintenance Reserve, increased to $6.8 million in 2002, primarily due to increased mark to market adjustments on derivative instruments in the current quarter of $4.9 million. In 2001, the Company had realized capital gains of $2.6 million after the transfer to the IMR.

Statement of Financial Position

Assets

Total assets at March 31, 2002 increased 5% from December 31, 2001, due to growth in the Company’s separate accounts and the growth in the Company’s general account assets.

General account assets increased 5% from December 31, 2001, primarily due to increases in bonds, mortgage loans and cash and short-term investments, partially offset by a reduction in investment and insurance amounts receivable. These increases in investments were primarily the result of our continued growth and the investment of cash flow generated by our operations. The portfolio of general account invested assets is managed to support product liabilities in light of yield, liquidity and diversification considerations. The general investment account portfolio does not include the Company’s separate account invested assets.

Bonds increased 8% from December 31, 2001. During the three months ended March 31, 2002, $201.9 million of bonds were purchased while maturities and sales proceeds totaled $103.8 million.

The increase in mortgage loans is primarily attributed to a continuation of our strategy of increasing our investment in mortgage loans due to favorable market conditions. For the three months ended March 31, 2002, $27.1 million of new mortgage loans were issued while there were $12.6 million of mortgage loan sales, proceeds and repayments. The Company also acquired $2.4 million in real estate investments via a foreclosure on mortgage loans during the first quarter of 2002.

Other investments consisting of real estate, financial options, interest rate swaps, currency swaps, preferred stocks and common stocks increased 26% from December 31, 2001. This increase is primarily due to increases in common stock, preferred stock and real estate, partially offset by decreases in the market value of financial options and interest rate swaps.

Investment and insurance amounts receivable decreased 28% from December 31, 2001. This decrease is primarily due to a $10.9 million reduction in amounts recoverable from reinsurance, a $3.9 million decrease in life premium and annuity consideration due, and a $2.8 million decrease in investment income due and accrued.

Liabilities

As with assets, the 2002 increase in total liabilities occurred in both the separate accounts and the general account.

Policyholders’ reserves and funds at March 31, 2002 increased 7%, primarily due to new sales in annuity products, interest credited and net transfers from separate accounts.

Payable to parent at March 31, 2002 decreased 12%, primarily due to lower management fees.

Other liabilities increased 19%, primarily due to a $8.7 million increase in payable for securities purchased, a $7.0 million increase in outstanding drafts and a $3.5 million increase in amounts payable on reinsurance, partially offset by a $15.5 million decrease in remittances and items not allocated.

Shareholder’s Equity

The decrease in shareholder’s equity was primarily due to:

    a net operating loss of $22.0 million,
    a decrease of $0.9 million due to the change in deferred income taxes, and a decrease of $0.8 million due to the change in Asset Valuation Reserve (“AVR”),

partially offset by:

     an increase of $1.2 million due to a change in reserve valuation basis.

Liquidity and Capital Resources

Liquidity

Cash and short-term investments increased 3% from the prior year end as a result of cash provided by operating activities exceeding funds used in investment activities.

Net cash provided by operating activities increased 37% from the prior year. This increase is primarily due to higher investment income and lower expenses and commissions, partially offset by lower fees and other income and higher policyholders’ benefits and payments.

Loans and purchases of investments increased 63%, while sales and maturities of investments and receipts from repayment of loans increased 62% from the prior year, due to increased bond activity caused by changes in market conditions.

Capital Resources

The Board of Directors of MassMutual has authorized the contribution of funds to the Company sufficient to meet the capital requirements of all states in which the Company is licensed to do business. MassMutual’s management is committed to keeping a prudent amount of surplus in the Company.

As of March 31, 2002, the Company’s total adjusted capital (“TAC”), as defined by the NAIC, was $181.9 million. The NAIC developed the Risk Based Capital (“RBC”) model to compare the total adjusted capital with a standard design in order to reflect an insurance company’s risk profile. Although management believes that there is no single appropriate means of measuring RBC needs, management believes that the NAIC approach to RBC measurement is reasonable, and the Company manages its capital position with significant attention to maintaining adequate total adjusted capital relative to RBC. The Company’s total adjusted capital was in excess of all annual RBC standards at December 31, 2001. NAIC RBC does not establish quarterly standards with which TAC can be compared. Management believes that the Company enjoys a strong capital position in light of its risks and the Company is well positioned to meet policyholder and other obligations.

Part I
Item 3

Quantitative and Qualitative Disclosure About Market Risk

The Company’s market risk and financial instrument holdings as of March 31, 2002, are similar to its market risk and financial instrument holdings as of December 31, 2001, a description of which is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Part II
Item 6

     C.M. Life Insurance Company
Exhibits and Reports on Form 8-K
March 31, 2002

(a)	Exhibit Index

None.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant with the Securities and Exchange Commission during the three months ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C.M. Life Insurance Company
(Registrant)

Date:	May 13, 2002	By:	/s/Robert J. O’Connell*

Robert J. O’Connell
Chairman, President and Chief Executive
Officer (Principal Executive Officer)

Date:	May 13, 2002	By:	/s/ Brent C. Nelson *

Brent C. Nelson
Senior Vice President and Controller
(Principal Accounting Officer)

/s/ Richard M. Howe

*Richard M. Howe
On May 13, 2002 as Attorney in Fact, pursuant to Power of Attorney.