Form 10-Q
period 2002-06-30
C M LIFE INSURANCE CO
filed 2002-08-14
CIK 883232

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

    (Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

                                For the quarterly period ended June 30, 2002

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

Yes           No

APPLICABLE ONLY TO CORPORATE ISSUERS
Registrant has 12,500 shares of common stock outstanding on June 30, 2002, all of which are owned by Massachusetts Mutual Life Insurance Company.

The Registrant meets the conditions set forth in General Instruction H(1) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

C.M. LIFE INSURANCE COMPANY

INDEX

Part I	Financial Information

	Item 1:	Financial Statements

		Statutory Statements of Financial Position- June 30, 2002 and December 31, 2001	3

		Statutory Statements of Income- Three Months Ended June 30, 2002 and 2001	4

		Statutory Statements of Income- Six Months Ended June 30, 2002 and 2001	5

		Statutory Statements of Changes in Shareholder’s Equity- Six Months Ended June 30, 2002 and 2001	6

		Statutory Statements of Cash Flows- Six Months Ended June 30, 2002 and 2001	7

		Condensed Notes to Statutory Financial Statements	8

	Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

	Item 3:	Quantitative and Qualitative Disclosure About Market Risk	22

Part II	Other Information

	Item 1:	Legal Proceedings	None

	Item 2:	Changes in Securities and Use of Proceeds	Not Applicable

	Item 3:	Defaults Upon Senior Securities	Not Applicable

	Item 4:	Submission of Matters to a Vote of Security Holders	Not Applicable

	Item 5:	Other Information	None

	Item 6:	Exhibits and Reports on Form 8-K	23

Signatures			23

Exhibits			24

PART I
Item 1

C.M. LIFE INSURANCE COMPANY
STATUTORY STATEMENTS OF FINANCIAL POSITION

	June 30, 2002		December 31, 2001
	(Unaudited	)
	($ In Millions Except for Par Value)
Assets:
Bonds	$1,299.9		$1,165.7
Mortgage loans	357.4		329.0
Policy loans	134.3		132.4
Other investments	52.5		24.2
Cash and short-term investments	350.5		209.6

Total invested assets	2,194.6		1,860.9
Investment and insurance amounts receivable	50.5		72.6
Deferred income taxes	8.1		7.1
Transfers receivable from separate accounts	112.7		123.7

	2,365.9		2,064.3
Separate account assets	3,263.5		3,317.5

Total assets	$5,629.4		$5,381.8

Liabilities:
Policyholders’ reserves and funds	$2,095.0		$1,753.4
Policyholders’ claims and other benefits	10.1		7.0
Payable to parent	44.5		45.0
Federal income taxes	11.3		22.5
Asset valuation and other investment reserves	17.3		16.1
Other liabilities	29.1		32.4

	2,207.3		1,876.4
Separate account liabilities	3,263.5		3,317.5

Total liabilities	5,470.8		5,193.9

Shareholder’s equity:
Common stock, $200 par value, 50,000 shares authorized, 12,500 shares issued and outstanding	2.5		2.5
Paid-in and contributed surplus	198.8		198.8
Surplus	(42.7)		(13.4)

Total shareholder’s equity	158.6		187.9

Total liabilities and shareholder’s equity	$5,629.4		$5,381.8

See condensed notes to statutory financial statements.

PART I
Item 1 (continued)

C.M. LIFE INSURANCE COMPANY
STATUTORY STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended June 30,
	2002	2001
	(In Millions)
Revenue:

Premium income	$483.6	$351.1
Net investment income	34.4	28.3
Fees and other income	22.6	24.9

Total revenue	540.6	404.3

Benefits and expenses:

Policyholders’ benefits and payments	172.8	120.4
Addition to policyholders’ reserves and funds	317.5	217.8
Operating expenses	40.2	38.5
Commissions	37.4	23.0
State taxes, licenses and fees	5.0	4.0
Federal income taxes (benefit)	(11.5)	2.9

Total benefits and expenses	561.4	406.6

Net loss from operations	(20.8)	(2.3)

Net realized capital gain (loss)	22.0	(2.4)

Net income (loss)	$1.2	$(4.7)

See condensed notes to statutory financial statements.

PART I
Item 1 (continued)

C.M. LIFE INSURANCE COMPANY
STATUTORY STATEMENTS OF INCOME
(Unaudited)

	Six Months Ended June 30,
	2002	2001
	(In Millions)
Revenue:

Premium income	$915.9	$686.6
Net investment income	65.0	58.4
Fees and other income	43.8	54.5

Total revenue	1,024.7	799.5

Benefits and expenses:

Policyholders’ benefits and payments	305.6	232.6
Addition to policyholders’ reserves and funds	610.7	444.5
Operating expenses	76.8	83.1
Commissions	62.3	57.7
State taxes, licenses and fees	10.2	7.3
Federal income tax benefit	(4.9)	(4.5)

Total benefits and expenses	1,060.7	820.7

Net loss from operations	(36.0)	(21.2)

Net realized capital gain	15.2	0.2

Net loss	$(20.8)	$(21.0)

See condensed notes to statutory financial statements.

PART I
Item 1 (continued)

C.M. LIFE INSURANCE COMPANY
STATUTORY STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Unaudited)

	Six Months Ended June 30,
	2002	2001
	(In Millions)

Shareholder’s equity, beginning of year, as previously reported	$187.9	$146.7

Cumulative effect of the change in statutory accounting principles	—	11.2

Shareholder’s equity, beginning of year, as adjusted	187.9	157.9

Increases (decreases) due to:
Net loss	(20.8)	(21.0)
Change in net unrealized capital gains (losses)	0.3	(5.3)
Change in asset valuation and other investment reserves	(1.2)	3.2
Change in non-admitted assets	(9.8)	10.8
Change in reserve valuation basis	1.2	—
Other	1.0	0.5

	(29.3)	(11.8)

Shareholder’s equity, end of period	$158.6	$146.1

See condensed notes to statutory financial statements.

PART I
Item 1 (continued)

C.M. LIFE INSURANCE COMPANY
STATUTORY STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2002	2001
	(In Millions)
Operating activities:

Net loss	$(20.8)	$(21.0)
Addition to policyholders’ reserves, funds and policy benefits, net of transfers to separate accounts	357.0	125.3
Net realized capital gain	(15.2)	(0.2)
Change in investment and insurance amounts receivable	22.1	33.7
Change in federal income taxes payable	(11.2)	(1.4)
Other changes	(10.9)	18.8

Net cash provided by operating activities	321.0	155.2

Investing activities:

Loans and purchases of investments	(498.4)	(333.4)
Sales and maturities of investments and receipts from repayment of loans	318.3	167.9

Net cash used in investing activities	(180.1)	(165.5)

Increase (decrease) in cash and short-term investments	140.9	(10.3)

Cash and short-term investments, beginning of year	209.6	115.4

Cash and short-term investments, end of period	$350.5	$105.1

See condensed notes to statutory financial statements.

Part I
Item 1 (Continued)

C.M. Life Insurance Company
Condensed Notes to Statutory Financial Statements
June 30, 2002
(Unaudited)

C.M. Life Insurance Company (“the Company” or “C.M. Life”), is a wholly-owned stock life insurance subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual” or the “parent”). The Company is primarily engaged in the sale of life insurance and annuities, principally flexible premium universal life insurance, variable life insurance and variable annuity products and distributes these products through career agents.

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. These financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the Company’s audited statutory financial statements for the year ended December 31, 2001. Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the Company’s December 31, 2001 audited statutory financial statements, have been omitted from these interim financial statements. These unaudited interim financial statements should be read in conjunction with the audited statutory financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2001.

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

In the Company’s opinion, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its statutory financial position in accordance with statutory accounting principles, as of June 30, 2002 and December 31, 2001, and the results of its operations, changes in shareholder’s equity, and its cash flows for the three and six month periods ended June 30, 2002 and 2001.

2.    Related Party Transactions

MassMutual and the Company have an agreement whereby MassMutual, for a fee, furnishes the Company, as required, operating facilities, human resources, computer software development, and managerial services. Also, investment and administrative services are provided to the Company pursuant to a management services agreement with MassMutual. Fees incurred under the terms of these agreements were $84.0 million and $84.7 million for the six month periods ended June 30, 2002 and 2001, respectively and $45.1 million and $39.3 million for the three month periods ended June 30, 2002 and 2001, respectively. While management believes that these fees are calculated on a reasonable basis, they may not necessarily be indicative of the costs that would have been incurred on a stand-alone basis.

The Company participates in variable annuity exchange programs with its parent whereby certain MassMutual variable annuity contract holders can make a non-taxable exchange of their contract for an enhanced C.M. Life variable annuity contract. The Company received premiums of $163.4 million and $114.9 million for the six month periods ended June 30, 2002 and June 30, 2001, respectively related to these exchange programs. For the three month periods ended June 30, 2002 and 2001, the Company received premiums of $79.4 million and $62.1 million, respectively. The Company has an agreement with MassMutual to compensate MassMutual for the lost revenue associated with the exchange of these contracts. As a result of these exchanges, the Company has recorded commissions payable of $1.2 million as of June 30, 2002 and $0.4 million as of December 31, 2001, and has paid $4.9 million and $5.0 million for the three and six month periods ended June 30, 2002 and June 30, 2001, respectively.

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

The Company has a modified coinsurance quota-share reinsurance agreement with MassMutual, whereby the Company cedes 75% of the premiums on certain universal life policies and a modified coinsurance adjustment based upon experience. In return, MassMutual cedes the Company a stipulated expense allowance, death and surrender benefits. The Company retains the assets and related reserves for payment of future benefits on the ceded policies. For the six month periods ended June 30, 2002 and 2001, premium income of $12.3 million and $13.4 million respectively, was ceded to MassMutual. For the three month periods ended June 30, 2002 and 2001, premium income of $5.8 million and $6.2 million respectively was ceded to MassMutual from the Company. For the six month periods ended June 30, 2002 and 2001, policyholders’ benefits of $18.2 million and $18.1 million respectively, were ceded to the Company. For the three month periods ended June 30, 2002 and 2001, policyholders’ benefits of $10.5 million and $7.6 million respectively, were ceded to the Company. For the six month periods ended June 30, 2002 and 2001, commissions and expense allowances of $4.0 million and $4.3 million were ceded to the Company from MassMutual, while for the three month periods ended June 30, 2002 and 2001, commissions and expense allowances ceded to the Company were $1.9 million and $2.0 million respectively. A modified coinsurance adjustment of $11.8 million and $16.8 million was ceded by the Company to MassMutual for the six month periods ended June 30, 2002 and 2001, respectively. For the three month periods ended June 30, 2002 and 2001, a modified coinsurance adjustment of $6.9 million and $7.5 million was ceded to MassMutual.

The Company also has a stop-loss agreement with MassMutual under which the Company cedes claims which, in the aggregate, exceed .32% of the covered volume for any year, with maximum coverage of $25.0 million above the aggregate limit. The aggregate limit was $69.2 million as of June 30, 2002, and $70.0 million as of December 31, 2001, and it was not exceeded in any of the periods being reported. Premium income of $0.6 million was ceded to MassMutual for the respective six month periods ended June 30, 2002 and 2001 and premium income of $0.3 million was ceded for the respective three month periods ended June 30, 2002 and 2001.

The Company also has a coinsurance agreement with MassMutual, whereby the Company substantially cedes 100% of the premiums on new issues of certain universal life policies. In return, MassMutual cedes the Company a stipulated expense allowance and death and surrender benefits. MassMutual holds the assets and related reserves for payment of future benefits on the ceded policies. For the six month periods ended June 30, 2002 and 2001, premium income of $15.5 million and $29.5 million respectively, was ceded to MassMutual. For the three month periods ended June 30, 2002 and 2001, $8.0 million and $11.8 million, respectively of premiums were ceded to MassMutual. For the six month periods ended June 30, 2002 and 2001, policyholders’ benefits of $1.5 million and $2.3 million were ceded to the Company. For the three month periods ended June 30, 2002 and June 30, 2001, policyholders’ benefits of $0.1 million and $2.3 million, respectively, were ceded to the Company. Commissions and expense allowances of $3.0 million and $19.1 million were ceded to the Company from MassMutual for the six month periods ended June 30, 2002 and 2001, respectively. Commissions and expense allowances of $1.6 million and $6.5 million were ceded to the Company for the three month periods ended June 30, 2002 and 2001, respectively. Additionally, an experience refund of $1.2 million and $3.6 million was ceded to the Company from MassMutual for the six month periods ended June 30, 2002 and 2001. For the three month periods ended June 30, 2002 and 2001, experience refunds of $0.5 million and $1.9 million were ceded to the Company.

3.    Deferred Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	June 30, 2002	December 31, 2001
	(In Millions)
Deferred Tax Assets:
Policy acquisition costs	$52.1	$47.7
Policy reserves	14.8	11.2
Investment and other items	2.0	2.1

Total deferred tax assets	68.9	61.0
Non-admitted deferred tax assets	(57.9)	(51.0)

Admitted deferred tax assets	11.0	10.0

Deferred Tax Liabilities:
Investment items	1.9	1.7
Policy reserves	1.0	1.1
Expense items	—	0.1

Total deferred tax liabilities	2.9	2.9

Net admitted deferred tax assets	$8.1	$7.1

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

Results of Operations

For the Three Months Ended June 30, 2002
Compared to the Three Months Ended June 30, 2001

The following table sets forth the components of the Company’s net income (loss):

	Three Months Ended June 30,
	2002	2001	% Change
	($ In Millions)
Revenue:
Premium income	$483.6	$351.1	38%
Net investment income	34.4	28.3	22
Fees and other income	22.6	24.9	(9)

Total revenue	540.6	404.3	34

Benefits and Expenses:
Policyholders’ benefits and payments	172.8	120.4	43
Addition to policyholders’ reserves and funds	317.5	217.8	46
Commissions	37.4	23.0	63
Operating expenses, state taxes, licenses and fees	45.2	42.5	6
Federal income taxes (benefit)	(11.5)	2.9	NM

Total benefits and expenses	561.4	406.6	38

Net loss from operations	(20.8)	(2.3)	NM
Net realized capital gain (loss)	22.0	(2.4)	NM

Net income (loss)	$1.2	$(4.7)	126%

NM = not meaningful, or in excess of 200%.

Net income for the second quarter 2002 is primarily attributable to increased capital gains, a federal income tax benefit and an increase in net investment income, partially offset by earnings strain associated with the continued growth of the Company’s annuity and life insurance businesses, an increase in annuity reserves for guaranteed minimum death benefits, higher death benefits, and lower expense allowances on reinsurance ceded. It is generally expected that the increase in policyholder reserves and costs related to the production of new business will exceed the amount of premium earned in the first year of a policy, causing operating losses. Management expects losses may continue in conjunction with future growth.

Costs related to the production of new business includes commissions and other variable producer compensation, management fees assessed by MassMutual and business issuance/processing costs, which include policy assembly and other customer service activities, including fluctuations in the market value of variable funds during the processing of deposits. During the second quarter of 2002, costs related to the production of new business as a percentage of premiums were lower than the second quarter of 2001 primarily due to a larger portion of new business that was generated through variable annuity exchange programs with MassMutual contract owners. The production costs associated with new business, generated by the exchange programs is lower than the costs associated with business written directly by the Company. See “Related Party Transactions” footnote for further information on the annuity exchange programs with MassMutual.

The following table sets forth premium data for the Company’s products:

	Three Months Ended June 30,
	2002	2001	% Change
	($ In Millions)
Premium Income:
Universal, variable, term & corporate owned life insurance	$140.1	$117.5	19%
Annuities and supplementary contracts	368.2	263.0	40

Total direct premiums	508.3	380.5	34
Less: reinsurance ceded	(24.7)	(29.4)	(16)

Total	$483.6	$351.1	38%

Premium income increased in the second quarter of 2002 primarily due to increases in premium received from annuity products as well as life insurance products. Increases in annuity product premium over 2001 were primarily due to an increase in the sale of fixed annuity products, the implementation of a new variable annuity product in July 2001, and an increase in the premium received from the variable annuity exchange program with MassMutual. Life insurance premium increased over second quarter 2001, primarily due to increased universal life insurance sales.

The Company’s business mix has shifted in the second quarter of 2002 as a result of increasing sales of annuity products. Annuity products were 76% of total premium income during 2002, compared to 75% in 2001. Universal life and other life products comprised 24% of total premium income during 2002, compared to 25% in 2001.

The components of net investment income are set forth in the table below:

	Three Months Ended June 30,
	2002	2001	% Change
	($ In Millions)
Gross Investment Income:
Bonds	$22.6	$19.0	19%
Mortgage loans	6.2	5.9	5
Policy loans	2.4	2.3	4
Other investments	3.3	(0.2)	NM
Cash and short-term investments	1.3	2.2	(41)

Total gross investment income	35.8	29.2	23
Investment expenses	(0.7)	(0.8)	(13)
Interest Maintenance Reserve (“IMR”) amortization	(0.7)	(0.1)	NM

Net investment income	$34.4	$28.3	22%

NM = not meaningful, or in excess of 200%.

Net investment income increased in the second quarter of 2002 primarily due to a 34% increase in average invested assets, partially offset by a decrease in the annualized gross yield for the investment portfolio to 6.9% in 2002 from 7.6% in 2001. Increased asset levels are primarily due to overall business growth and capital contributions received in December 2001. Annualized gross investment yields decreased as older, higher yielding bonds matured and were replaced with new bonds purchased in a lower yield environment. After expenses and IMR amortization, net annualized yields were 6.6% and 7.3% for the three month periods ended June 30, 2002 and 2001, respectively. Fluctuations in market conditions will impact future investment results.

The annualized yield on each investment category, before federal income taxes, is calculated as: (a) two times gross investment income (b) divided by the sum of assets at the beginning of the period and assets at the end of the period, less gross investment income, (c) multiplied by four.

The increase during the second quarter of 2002 in gross investment income from bonds is primarily due to a 31% increase in average bonds invested, partially offset by a decrease in the annualized yield, from 7.8% in 2001 to 7.1% in 2002. The increase in gross investment income from other investments is primarily due to increases in derivative instruments holdings. The decrease in gross investment income from cash and short-term investments is primarily due to a decrease in the annualized yield.

The components of fees and other income are set forth in the table below:

	Three Months Ended June 30,
	2002	2001	% Change
	($ In Millions)
Fees	$19.2	$16.3	18%
Commissions and expense allowances on reinsurance ceded	3.4	8.6	(60)

Total fees and other income	$22.6	$24.9	(9)%

Fees decreased in the second quarter of 2002 as compared to 2001, primarily due to a decrease in commissions and expense allowances on reinsurance ceded attributable to a decrease in the activity related to the coinsurance agreements between MassMutual and the Company. This decrease was partially offset by higher administrative fees collected from the management of investment accounts. See “Related Party Transactions” footnote for a more detailed description of the Company’s modified coinsurance agreements with MassMutual.

Policyholders’ benefits and payments increased in 2002, primarily due to an increase in variable annuity surrenders, benefit payments on individual annuity products, and death benefits, partially offset by lower life insurance surrenders. Individual annuity surrenders increased $40.2 million, or 39%, annuity benefit payments increased $7.3 million, or 166%, and death benefits increased $4.9 million, or 73%, from the prior year.

Addition to policyholders’ reserves and funds includes transfers to and from the separate accounts, based upon policyholder elections, and a $143.1 million increase in the change in general account reserves. The increase in the change in reserves for the three months ended June 30, 2002 is primarily attributable to higher premiums, partially offset by decreases in separate account transfers. The $143.1 million increase in the change in general account reserves for the three month period ended June 30, 2002 is primarily attributable to a $112.4 million increase in the change in annuity reserves and a $30.7 million increase in the change in life reserves. This increase in the change in annuity reserves is primarily due to increases in the reserves as a result of increased sales of fixed annuity products and a 2002 increase in reserves for guaranteed minimum death benefits. Separate account withdrawals and other transfers increased in the three months ended June 30, 2002 by $17.0 million, while separate account deposits decreased by $27.7 million.

Commissions increased in the second quarter of 2002 primarily due to increased annuity and life insurance sales. Annuity product commissions increased 193% during the second quarter of 2002 as compared to the prior year. The overall decrease in commissions as a percentage of sales is due to the shift in sales mix to annuity products, which have lower commission rates than life products.

The increase in operating expenses, state taxes, licenses and fees for the three months ended June 30, 2002 is primarily due to increased annuity and life insurance sales. Management fees charged by MassMutual include increases in agency allowances and other expenses associated with the production of new business.

The decrease in federal income taxes for the three months ended June 30, 2002 is primarily attributable to a decrease in taxable income of $44.2 million and the timing of the tax deductibility of acquisition costs and reserves between periods. Management projects that in the current year the

Company will be able to utilize all available tax benefits as the Company will be included in the consolidated MassMutual tax return for 2002.

Realized capital gains, after transfers to the Interest Maintenance Reserve (“IMR”), increased $24.4 million, primarily due to increased marked to market adjustments on derivative instruments.

For the Six Months Ended June 30, 2002

Compared to the Six Months Ended June 30, 2001

The following table sets forth the components of the Company’s net loss:

	Six Months Ended June 30,
	2002	2001	% Change
	($ In Millions)
Revenue:
Premium income	$915.9	$686.6	33%
Net investment income	65.0	58.4	11
Fees and other income	43.8	54.5	(20)

Total revenue	1,024.7	799.5	28%

Benefits and Expenses:
Policyholders’ benefits and payments	305.6	232.6	31
Addition to policyholders’ reserves and funds	610.7	444.5	37
Commissions	62.3	57.7	8
Operating expenses, state taxes, licenses and fees	87.0	90.4	(4)
Federal income tax benefit	(4.9)	(4.5)	9

Total benefits and expenses	1,060.7	820.7	29

Net loss from operations	(36.0)	(21.2)	70
Net realized capital gain (loss)	15.2	0.2	NM

Net loss	$(20.8)	$(21.0)	(1)%

NM = not meaningful, or in excess of 200%.

The decrease in net loss for the first half of 2002, is primarily attributable to increased realized capital gains and investment income, partially offset by earnings strain associated with the continued growth of the Company’s annuity and life insurance businesses, higher death benefits, and lower expense allowances on reinsurance ceded. It is generally expected that the increase in policyholder reserves and costs related to the production of new business will exceed the amount of premium earned in the first year of a policy, causing operating losses. Management expects losses may continue in conjunction with future growth.

Costs related to the production of new business include commissions and other variable producer compensation, management fees assessed by MassMutual and business issuance/processing costs, which include policy assembly and other customer service activities, including fluctuations in the market value of variable funds during the processing of deposits. During the first half of 2002, costs related to the production of new business as a percentage of premiums were lower than the first half of 2001, primarily because a larger portion of new business was generated through variable annuity exchange programs with MassMutual contract owners. The production costs associated with new business, generated by the exchange programs is lower than the costs associated with business written directly by the Company. See “Related Party Transactions” footnote for further information on the annuity exchange programs with MassMutual.

The following table sets forth premium data for the Company’s products:

	Six Months Ended June 30,
	2002	2001	% Change
	($ In Millions)
Premium Income:
Universal, variable, term & corporate owned life insurance	$262.1	$247.5	6%
Annuities and supplementary contracts	703.9	505.2	39

Total direct premiums	966.0	752.7	28
Less: reinsurance ceded	(50.1)	(66.1)	(24)

Total	$915.9	$686.6	33%

Premium income increased in 2002 primarily due to increases in premium received from annuity products as well as life insurance products. Increases in annuity product premium over 2001 were primarily due to an increase in sales of fixed annuity products, the implementation of a new variable annuity product in July, 2001 and an increase in the premium received from the variable annuity exchange programs with MassMutual. Life insurance premium increased in 2002 primarily due to increased universal life insurance sales.

The Company’s business mix has shifted as a result of increasing sales of annuity products. Annuity products were 77% of total premium income during 2002, compared to 74% in 2001. Universal life and other life products comprised 23% of total premium income during 2002, compared to 26% in 2001.

The components of net investment income are set forth in the table below:

	Six Months Ended June 30,
	2002	2001	% Change
	($ In Millions)
Gross Investment Income:
Bonds	$43.7	$36.9	18%
Mortgage loans	12.1	10.9	11
Policy loans	4.9	4.7	4
Other investments	4.6	3.6	28
Cash and short-term investments	2.5	4.5	(44)

Total gross investment income	67.8	60.6	12
Investment expenses	(1.9)	(1.5)	27
Interest Maintenance Reserve (“IMR”) amortization	(0.9)	(0.7)	29

Net investment income	$65.0	$58.4	11%

Net investment income increased during the first six months of 2002 due to a 34% increase in average invested assets, partially offset by a decrease in the annualized gross yield for the investment portfolio to 6.8% in 2002 from 8.2% in 2001. Increased asset levels are primarily due to overall business growth and capital contributions received in December 2001. Annualized gross investment yields decreased as older, higher yielding bonds mature and are replaced with new bonds that have lower yields. After expenses and IMR amortization, net annualized yields were 6.5% and 7.9%, for the six month periods ended June 30, 2002 and 2001, respectively. Fluctuations in market conditions will impact future investment results.

The annualized yield on each investment category, before federal income taxes, is calculated as: (a) two times gross investment income (b) divided by the sum of assets at the beginning of the period and assets at the end of the period, less gross investment income, (c) multiplied by two.

The increase in 2002 in gross investment income from bonds is primarily due to a 29% increase in average bonds invested, partially offset by a decrease in the annualized yield to 7.2% for 2002 from 7.9% in 2001. The increase in gross investment income from mortgage loans is primarily due to an 18% increase in average mortgage loan investments, partially offset by a decrease in the annualized yield from 7.6% to 7.2% for 2002. The increase in gross investment income from other investments is primarily due to increases in derivative instruments holdings. The decrease in gross investment income from cash and short-term investments is primarily due to the decrease in the annualized yield.

The components of fees and other income are set forth in the table below:

	Six Months Ended June 30,
	2002	2001	% Change
	($ In Millions)
Fees	$36.8	$30.9	19%
Commissions and expense allowances on reinsurance ceded	7.0	23.6	(70)

Total fees and other income	$43.8	$54.5	(20)%

Fees decreased in the first six months of 2002 as compared to 2001, primarily due to a decrease in commissions and expense allowances on reinsurance ceded attributable to a decrease in the activity related to the coinsurance agreements between MassMutual and the Company. This decrease in fees and other income was partially offset by higher administrative fees collected from the management of investment accounts. See “Related Party Transactions” footnote for a more detailed description of the Company’s modified coinsurance agreements with MassMutual.

Policyholders’ benefits and payments increased in 2002, primarily due to an increase in annuity surrenders, benefit payments on individual annuity products, and death benefits, partially offset by lower life insurance surrenders. Individual annuity surrenders increased $51.3 million, or 27%, annuity benefit payments increased $15.5 million, or 172%, and death benefits increased $9.6 million, or 66%, from the prior year.

Addition to policyholders’ reserves and funds includes transfers to and from the separate accounts, based upon policyholder elections, and a $214.1 million increase in the change in general account reserves. The increase in 2002 is primarily attributable to higher annuity premiums, partially offset by decreases in separate account transfers. The $214.1 million increase in 2002 in the change in general account reserves is primarily attributable to a $167.7 million increase in the change in annuity reserves and a $46.4 million increase in the change in life reserves. This increase in the change in annuity reserves is primarily due to increases in the reserves of the Company’s fixed annuity products. Separate account withdrawals and other transfers increased in 2002 by $34.4 million, while separate account deposits decreased by $11.2 million.

Commissions increased primarily due to increased sales of annuity insurance products. Annuity product commissions increased $15.7 million, or 108%, which offset the $11.1 million decrease in life insurance commissions. The overall decrease in commissions as a percentage of sales is due to the shift in sales mix to annuity products, which have lower commission rates than life products.

Operating expenses, state taxes, licenses and fees decreased 4% to $87.0 million in 2002. This is primarily attributable to the slow down of new life insurance business growth. Management fees charged by MassMutual include increases in agency allowances and other expenses associated with the production of new business.

The increase in the federal income tax benefit for the six months ended June 30, 2002 is primarily attributable to the increased net loss from operations of $15.2 million and the timing of the tax deductibility of acquisition costs and reserves. The taxable loss increased $3.0 million from $11.0 million as of June 30, 2001 to $14.0 million as of June 30, 2002. Management projects that in the current year the Company will be able to utilize all available tax benefits as the Company will be included in the consolidated MassMutual tax return for 2002.

Realized capital gains, after transfers to the Interest Maintenance Reserve (“IMR”), increased $15.0 million, primarily due to increased marked to market adjustments on derivative instruments.

Statement of Financial Position

Assets

Total assets at June 30, 2002 increased by $247.6 million, or 5%, from December 31, 2001. This increase is primarily due to growth in the Company’s general account, partially offset by decreases in the Company’s separate account assets.

General account assets increased 15% from December 31, 2001, primarily due to increases in all categories of invested assets, partially offset by a reduction in investment and insurance amounts receivable and transfers from separate accounts. These increases in investments were primarily the result of the Company’s continued growth and the investment of cash flow generated by the Company’s operations. The portfolio of general account invested assets is managed to support product liabilities in light of yield, liquidity and diversification considerations. The general investment account portfolio does not include the Company’s separate account invested assets.

Bonds increased 12% from December 31, 2001. During the six months ended June 30, 2002, $406.3 million of bonds were purchased, while maturities and sales proceeds totaled $265.7 million.

The increase in mortgage loans is primarily attributed to a continuation of the Company’s strategy of increasing investments in mortgage loans due to favorable market conditions. For the six months ended June 30, 2002, $71.7 million of mortgage loans were issued, while there were $41.0 million of mortgage loan sales and repayments.

Other investments, consisting of real estate, interest rate swaps, financial options, interest rate caps and floors, preferred stocks and common stocks increased 117% from December 31, 2001. This increase is primarily due to increases in common stock, preferred stock, receivable for securities sold, and an increase in the market value of interest rate swaps.

Investments and insurance amounts receivable decreased 30% from December 31, 2001. This decrease is primarily due to a $14.8 million reduction in amounts recoverable from reinsurance, and a $4.7 million decrease in life premiums and annuity considerations due, partially offset by a $2.9 million increase in investment income due and accrued.

Liabilities

As with assets, the 2002 increase in total liabilities occurred in the general account, partially offset by a decrease in separate account liabilities. Total liabilities at June 30, 2002, increased $276.9 million, or 5%, from December 31, 2001.

Policyholders’ reserves and funds at June 30, 2002, increased 19%, primarily due to new sales of annuity and life insurance products, interest credited and net transfers from separate accounts.

Federal income tax payable decreased 50% from year end 2001, primarily due to the increase in the federal income tax benefit for the six months ended June 30, 2002. The increase in the federal income tax benefit is primarily due to the increased net loss from operations.

Other liabilities decreased 10% from December 31, 2001, primarily due to a $19.4 million reduction in remittances and items not allocated, partially offset by an increase of $13.2 million in payables for securities purchased and a $4.2 million increase in drafts outstanding.

Shareholder’s Equity

The decrease in shareholder’s equity was primarily due to:

•	a net loss of $20.8 million,

•	a decrease of $9.8 million due to a change in non-admitted assets, and

•	a decrease of $1.2 million due to a change in the asset valuation and other investment reserves,

partially offset by:

•	an increase of $1.2 million due to a change in reserve valuation basis,

•	an increase of $1.0 million due to a change in deferred income taxes, and

•	an increase of $0.3 million due to a change in unrealized capital gains on general account assets.

Liquidity and Capital Resources

Liquidity

Cash and short-term investments increased $140.9 million, or 67%, from the prior year end as a result of net cash provided by operating activities exceeding cash used in investing activities.

Net cash provided by operating activities increased $165.8 million, or 107%, for the six months ended June 30, 2002. This increase is primarily due to increased fixed annuity sales, higher investment income, and lower federal income taxes, partially offset by increased expenses and commissions and lower fees and other income.

Loans and purchases of investments increased 49%, while sales and maturities of investments and receipts from repayments of loans increased 90%, from the prior year, primarily due to increased bond activity caused by changes in market conditions.

Capital Resources

The Board of Directors of MassMutual has authorized the contribution of funds to the Company sufficient to meet the capital requirements of all states in which the Company is licensed to do business. MassMutual’s management is committed to keeping a prudent amount of surplus in the Company.

As of June 30, 2002, the Company’s total adjusted capital (“TAC”), as defined by the NAIC, was $175.8 million. The NAIC developed the Risk Based Capital (“RBC”) model to compare the total adjusted capital with a standard design in order to reflect an insurance company’s risk profile. Although management believes that there is no single appropriate means of measuring RBC needs, management feels that the NAIC approach to RBC measurement is reasonable, and the Company manages its capital position with significant attention to maintaining adequate total adjusted capital relative to RBC. The Company’s total adjusted capital was in excess of all annual RBC standards at December 31, 2001. NAIC RBC does not establish quarterly standards with which TAC can be compared. Management believes that the Company enjoys a strong capital position in light of its risks and the Company is well positioned to meet policyholder and other obligations.

Part I
Item 3

Quantitative and Qualitative Disclosure About Market Risk

The Company’s market risk and financial instrument holdings as of June 30, 2002, are similar to its market risk and financial instrument holdings as of December 31, 2001, a description of which is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. However in the second quarter 2002, the Company’s investments in bonds, cash and short-term investments and interest rate swaps grew, which changed its exposure to changes in interest rates and the notional amounts of its swap positions.

At December 31, 2001, a hypothetical 10% parallel increase in interest rates would decrease the net fair value of the Company’s financial instruments by $29.6 million. As of June 30, 2002, a hypothetical 10% parallel increase in interest rates would decrease the net fair value of the Company’s financial instruments by $44.0 million. Based upon the information and assumptions used in the Company’s asset/liability analysis, the absolute level of interest rates has remained the same; however, the portfolio has both grown and lengthened in duration.

A change in interest rates of 10% would not have a material impact on the Company’s future earnings or cash flows. A significant portion of the Company’s liabilities are not considered financial instruments and are excluded from the above analysis. Because of the Company’s asset/liability management, a corresponding change in the fair values of these liabilities, based on the present value of estimated cash flows, would significantly offset the net decrease in fair value estimated above.

The Company also utilizes derivative financial instruments to manage market risks, primarily to reduce interest rate and duration imbalances determined in asset/liability analyses. The Company uses interest rate swap agreements and options to reduce interest rate exposures arising from mismatches between assets and liabilities and to modify portfolio profiles to manage other risks identified.

The Company had outstanding swaps with notional amounts of $781.7 million at June 30, 2002, and $594.9 million at December 31, 2001. The Company’s credit risk exposure was limited to the fair value of $6.7 million at June 30, 2002 and December 31, 2001, respectively.

Part II
Item 6

C.M. Life Insurance Company
Exhibits and Reports on Form 8-K
June 30, 2002

(a)    Exhibit Index

Exhibit No.	Description of Exhibits

99.1
Certification of the Principal Executive Officer, Robert J. O’Connell, of C.M. Life Insurance Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2
Certification of the Principal Financial Officer, Brent C. Nelson, of C.M. Life Insurance Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant with the Securities and Exchange Commission during the six month period ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C.M. LIFE INSURANCE COMPANY (Registrant)

Date: August 13, 2002	By:	/s/ ROBERT J. O’CONNELL
Robert J. O’Connell President and Chief Executive Officer (Officer)

Date: August 13, 2002	By:	/s/ BRENT C. NELSON
Brent C. Nelson Senior Vice President and Controller (Principal Financial Officer)