Form 10-Q
period 2002-09-30
C M LIFE INSURANCE CO
filed 2002-11-13
CIK 883232

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

(1) Yes      X       No
(2) Yes      X       No

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes              No   X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes                No

APPLICABLE ONLY TO CORPORATE ISSUERS
Registrant has 12,500 shares of common stock outstanding on September 30, 2002, all of which are owned by Massachusetts Mutual Life Insurance Company.

The Registrant meets the conditions set forth in General Instruction H(1) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

C.M. LIFE INSURANCE COMPANY

INDEX
Part I	Financial Information

	Item 1:	Financial Statements

		Statutory Statements of Financial Position- September 30, 2002 and December 31, 2001	3

		Statutory Statements of Income- Three Months Ended September 30, 2002 and 2001	4

		Statutory Statements of Income- Nine Months Ended September 30, 2002 and 2001	5

		Statutory Statements of Changes in Shareholder’s Equity- Nine Months Ended September 30, 2002 and 2001	6

		Statutory Statements of Cash Flows- Nine Months Ended September 30, 2002 and 2001	7

		Condensed Notes to Statutory Financial Statements	8

	Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

	Item 3:	Quantitative and Qualitative Disclosure About Market Risk	23

	Item 4:	Controls and Procedures	24

Part II	Other Information

	Item 1:	Legal Proceedings	None

	Item 2:	Changes in Securities and Use of Proceeds	Not Applicable

	Item 3:	Defaults Upon Senior Securities	Not Applicable

	Item 4:	Submission of Matters to a Vote of Security Holders	Not Applicable

	Item 5:	Other Information	None

	Item 6:	Exhibits and Reports on Form 8-K	25

Signatures			25

PART I
Item 1

C.M. LIFE INSURANCE COMPANY
STATUTORY STATEMENTS OF FINANCIAL POSITION

	September 30, 2002	December 31, 2001
	(Unaudited)
	($ In Millions Except for Par Value)
Assets:
Bonds	$1,398.1	$1,165.7
Common stock—subsidiary	191.5	—
Mortgage loans	383.5	329.0
Policy loans	134.4	132.4
Other investments	104.4	24.2
Cash and short-term investments	555.3	209.6

Total invested assets	2,767.2	1,860.9
Investment and insurance amounts receivable	56.6	72.6
Deferred income taxes	8.7	7.1

	2,832.5	1,940.6
Separate account assets	2,837.6	3,317.5

Total assets	$5,670.1	$5,258.1

Liabilities:
Policyholders’ reserves and funds	$2,485.4	$1,753.4
Policyholders’ claims and other benefits	6.4	7.0
Transfers due from separate accounts	(97.9)	(123.7)
Payable to parent	36.9	45.0
Federal income taxes	22.0	22.5
Asset valuation and other investment reserve	17.7	16.1
Other liabilities	45.5	32.4

	2,516.0	1,752.7
Separate account liabilities	2,837.6	3,317.5

Total liabilities	5,353.6	5,070.2

Shareholder’s equity:
Common stock, $200 par value, 50,000 shares authorized, 12,500 shares issued and outstanding	2.5	2.5
Paid-in and contributed surplus	390.3	198.8
Surplus	(76.3)	(13.4)

Total shareholder’s equity	316.5	187.9

Total liabilities and shareholder’s equity	$5,670.1	$5,258.1

See condensed notes to statutory financial statements.

PART I
Item 1 (continued)

C.M. LIFE INSURANCE COMPANY
STATUTORY STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,
	2002	2001
	(In Millions)
Revenue:

Premium income	$515.5	$375.9
Net investment income	39.9	27.6
Fees and other income	12.6	17.4

Total revenue	568.0	420.9

Benefits and expenses:

Policyholders’ benefits and payments	185.5	125.6
Addition to policyholders’ reserves and funds	355.1	263.1
Operating expenses	37.7	44.0
Commissions	34.0	34.9
State taxes, licenses and fees	3.5	3.0
Federal income tax benefit	(0.7)	(1.9)

Total benefits and expenses	615.1	468.7

Net loss from operations	(47.1)	(47.8)

Net realized capital gain (loss)	47.0	(1.3)

Net loss	$(0.1)	$(49.1)

See condensed notes to statutory financial statements.

PART I
Item 1 (continued)

C.M. LIFE INSURANCE COMPANY
STATUTORY STATEMENTS OF INCOME
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
	(In Millions)
Revenue:

Premium income	$1,431.4	$1,062.5
Net investment income	104.9	86.0
Fees and other income	44.6	58.8

Total revenue	1,580.9	1,207.3

Benefits and expenses:

Policyholders’ benefits and payments	491.1	358.2
Addition to policyholders’ reserves and funds	954.0	694.5
Operating expenses	114.5	127.1
Commissions	96.3	92.6
State taxes, licenses and fees	13.7	10.3
Federal income tax benefit	(5.6)	(6.4)

Total benefits and expenses	1,664.0	1,276.3

Net loss from operations	(83.1)	(69.0)

Net realized capital gain (loss)	62.2	(1.1)

Net loss	$(20.9)	$(70.1)

See condensed notes to statutory financial statements.

PART I
Item 1 (continued)

C.M. LIFE INSURANCE COMPANY
STATUTORY STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
	(In Millions)
Shareholder’s equity, beginning of year, as previously reported	$187.9	$146.7
Cumulative effect of the change in statutory accounting principles	—	11.2

Shareholder’s equity, beginning of year, as adjusted	187.9	157.9
Increases (decreases) due to:
Net loss	(20.9)	(70.1)
Paid-in and contributed surplus	191.5	—
Change in net unrealized capital losses	(2.2)	(6.9)
Change in asset valuation and other investment reserves	(1.6)	4.4
Changes in non-admitted assets	(8.3)	13.9
Change in reserve valuation basis	(31.7)	—
Other	1.8	4.1

	128.6	(54.6)

Shareholder’s equity, end of period	$316.5	$103.3

See condensed notes to statutory financial statements.

PART I
Item 1 (continued)

C.M. LIFE INSURANCE COMPANY
STATUTORY STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
	(In Millions)
Operating activities:
Net loss	$(20.9)	$(70.1)
Additions to policyholders’ reserves, funds and policy benefits, net of transfers to separate accounts	725.7	269.2
Net realized capital (gain) loss	(62.2)	1.1
Change in investment and insurance amounts receivable	16.0	21.3
Other changes	2.4	(1.2)

Net cash provided by operating activities	661.0	220.3

Investing activities:
Loans and purchases of investments	(782.2)	(473.0)
Sales and maturities of investments and receipts from repayments of loans	466.9	263.4

Net cash used in investing activities	(315.3)	(209.6)

Increase in cash and short-term investments	345.7	10.7
Cash and short-term investments, beginning of year	209.6	115.4

Cash and short-term investments, end of period	$555.3	$126.1

See condensed notes to statutory financial statements.

Part I
Item 1 (Continued)

C.M. Life Insurance Company
Condensed Notes to Statutory Financial Statements
September 30, 2002
(Unaudited)

C.M. Life Insurance Company (“the Company” or “C.M. Life”), is a wholly-owned stock life insurance subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual” or the “parent”). The Company is primarily engaged in the sale of life insurance and annuities, principally flexible premium universal life insurance, variable life insurance, fixed annuity, and variable annuity products and distributes these products primarily through career agents.

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

1. Summary of Accounting Practices

The accompanying statutory financial statements have been prepared in conformity with the statutory accounting practices, except as to form, of the National Association of Insurance Commissioners (“NAIC”) and the accounting practices prescribed or permitted by the State of Connecticut Insurance Department and are different in some respects from financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The more significant differences are as follows: (a) acquisition costs, such as commissions and other variable costs directly related to acquiring new business, are charged to current operations as incurred, whereas GAAP would require these expenses to be capitalized and recognized over the life of the policies; (b) statutory policy reserves are based upon the Commissioners’ Reserve Valuation Methods and statutory mortality, morbidity and interest assumptions, whereas GAAP reserves would generally be based upon the net level premium method, estimated gross margin method, and appropriate estimates of future mortality, morbidity and interest assumptions; (c) bonds are generally carried at amortized cost, whereas GAAP generally requires they be reported at fair value; (d) deferred income taxes, which provide for book/tax temporary differences, are subject to limitation and are charged directly to shareholder’s equity, whereas GAAP would include deferred taxes as a component of net income; (e) payments received for universal and variable life products and variable annuities are reported as premium income and changes in reserves, whereas, under GAAP, these payments would be recorded as deposits to policyholders’ account balances; (f) assets are reported as “admitted asset” value and “non-admitted assets” are excluded through a charge against surplus, while under GAAP “non-admitted assets” are recorded, net of any valuation allowance; (g) reinsurance recoverables on unpaid losses are reported as a reduction of policyholders’ reserves and funds, while under GAAP, they are reported as an asset; and (h) majority-owned subsidiaries are accounted for using the equity method, whereas GAAP would consolidate these entities. Certain balances have been reclassified to conform to current year presentation.

Effective January 1, 2002, the Company reflected Actuarial Guideline XXXIV for minimum guaranteed death benefits included in variable annuity contracts, resulting in a $1.2 million increase in shareholder’s equity.

Effective third quarter 2002, the Company reflected Actuarial Guidelines XXXVII and XXXVIII related to reserves on certain universal life policies issued prior to December 31, 2001, resulting in a $32.9 million decrease in shareholder’s equity.

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

In the Company’s opinion, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its statutory financial position in accordance with statutory accounting principles, as of September 30, 2002 and December 31, 2001, and the results of its operations, changes in shareholder’s equity, and its cash flows for the three and nine month periods ended September 30, 2002 and 2001.

2. Related Party Transactions

MassMutual and the Company have an agreement whereby MassMutual, for a fee, furnishes the Company, as required, operating facilities, human resources, computer software development, and managerial services. Also, investment and administrative services are provided to the Company pursuant to a management services agreement with MassMutual. Fees incurred under the terms of these agreements were $120.6 million and $129.3 million for the nine month periods ended September 30, 2002 and 2001, respectively, and $36.6 million and $44.6 million for the three month periods ended September 30, 2002 and 2001, respectively. While management believes that these fees are calculated on a reasonable basis, they may not necessarily be indicative of the costs that would have been incurred on a stand-alone basis.

The Company participates in variable annuity exchange programs with its parent whereby certain MassMutual variable annuity contract holders can make a non-taxable exchange of their contract for an enhanced C.M. Life variable annuity contract. The Company received premiums of $217.6 million and $183.6 million for the nine month periods ended September 30, 2002 and 2001, respectively, and $54.2 million and $68.7 million for the three month periods ended September 30, 2002 and 2001, respectively, related to these exchange programs. The Company has an agreement with MassMutual to compensate MassMutual for the lost revenue associated with the exchange of these contracts. As a result of these exchanges, the Company recorded commissions payable of $1.7 million as of September 30, 2002 and $0.4 million as of December 31, 2001, and has paid $4.9 million and $10.0 million for the nine month periods ended September 30, 2002 and September 30, 2001, respectively. For the three month period ended September 30, 2002, the Company did not make any commission payments. For the three month period ended September 30, 2001, the Company paid $5.0 million to MassMutual.

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

The Company has a modified coinsurance quota-share reinsurance agreement with MassMutual, whereby the Company cedes 75% of the premiums on certain universal life policies, and a modified coinsurance adjustment based on experience. In return, MassMutual cedes to the Company a stipulated expense allowance, death and surrender benefits. The Company retains the assets and related reserves for payment of future benefits on the ceded policies. For the nine month periods ended September 30, 2002 and 2001, respectively, premium income of $17.5 million and $19.3 million was ceded to MassMutual and policyholders’ benefits of $26.8 million and $27.9 million were ceded to the Company. For the three month periods ended September 30, 2002 and 2001, premium income of $5.2 million and $5.9 million was ceded to MassMutual and policyholders’ benefits of $8.6 million and $9.8 million were ceded to the Company. For the nine month periods ended September 30, 2002 and 2001, commissions and expense allowances of $5.7 million and $6.1 million were ceded to the Company. For the three month periods ended September 30, 2002 and 2001, commissions and expense allowances of $1.7 million and $1.8 million were ceded to the Company from MassMutual. For the nine month periods ended September 30, 2002 and 2001, a modified coinsurance adjustment of $20.2 million and $23.1 million was ceded by the Company to MassMutual. For the three month periods ended September 30, 2002 and 2001, a modified coinsurance adjustment of $8.4 million and $6.3 million was ceded to MassMutual.

The Company also has a stop-loss agreement with MassMutual whereby the Company cedes claims which, in the aggregate, exceed .32% of the covered volume for any year, with maximum coverage of $25.0 million above the aggregate limit. The aggregate limit was $68.5 million as of September 30, 2002 and $70.0 million as of December 31, 2001, and it was not exceeded in any of the periods being reported. Premium income of $1.0 million was ceded to MassMutual for the nine month periods ended September 30, 2002 and 2001, respectively. Premium income of $0.4 million was ceded to MassMutual for the three month periods ended September 30, 2002 and 2001, respectively.

The Company also has a coinsurance agreement with MassMutual whereby the Company substantially cedes 100% of the premiums on new issues of certain universal life policies. In return, MassMutual cedes to the Company a stipulated expense allowance and death and surrender benefits. MassMutual holds the assets and related reserves for payment of future benefits on the ceded policies. For the nine month periods ended September 30, 2002 and 2001, premium income of $22.5 million and $40.7 million was ceded to MassMutual and policyholders’ benefits of $1.5 million and $10.4 million were ceded to the Company. For the three month periods ended September 30, 2002 and 2001, premium income of $7.1 million and $11.2 million was ceded to MassMutual. No policyholder’s benefits were ceded to the Company for the three month period ended September 30, 2002. Policyholders’ benefits of $8.1 million were ceded to the Company for the three month period ended September 30, 2001. For the nine month period ended September 30, 2002 and 2001, commissions and expense allowances of $4.8 million and $25.3 million were ceded to the Company. For the three month periods ended September 30, 2002 and 2001, commissions and expense allowances of $1.8 million and $6.2 million were ceded to the Company from MassMutual. In addition, experience refunds of $2.2 million and $1.3 million were ceded to the Company from MassMutual for the nine month periods ended September 30, 2002 and 2001. For the three month period ended September 30, 2002, an experience refund of $1.0 million was ceded to the Company, whereas for the three month period ended September 30, 2001, a coinsurance adjustment of $2.3 million was ceded to MassMutual by the Company.

3. Deferred Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	September 30, 2002	December 31, 2001
	(In Millions)
Deferred Tax Assets:
Policy acquisition costs	$55.5	$47.7
Policy reserves	39.1	11.2
Investment and other items	2.8	2.1

Total deferred tax assets	97.4	61.0
Non-admitted deferred tax assets	(63.9)	(51.0)

Admitted deferred tax assets	33.5	10.0

Deferred Tax Liabilities:
Investment items	23.8	1.7
Policy reserves	1.0	1.1
Expense items	—	0.1

Total deferred tax liabilities	24.8	2.9

Net admitted deferred tax assets	$8.7	$7.1

The increase in deferred tax assets of $23.5 million, net of non-admitted deferred tax assets, less the increase in deferred tax liabilities of $21.9 million resulted in a net increase in deferred taxes of $1.6 million for the nine months ended September 30, 2002.

4. Investment in Unconsolidated Subsidiary

Effective September 2002, MML Bay State Life Insurance Company (“Bay State”) became a wholly-owned stock life insurance subsidiary of the Company through the contribution of all of Bay State’s outstanding shares of common stock from MassMutual to the Company. Bay State provides life insurance and annuities to individuals and group life insurance to institutions. This transaction is considered a “non-economic transaction” per SSAP No. 25 “Accounting For and Disclosures about Transactions with Affiliates and Other Related Parties,” as a related party capital contribution is considered a “non-economic transaction.” The transaction was recorded at the lower of existing book value or fair value in accordance with SSAP No. 25. No realized capital gain or loss was recorded on this transaction. The company accounts for the value of its investment in Bay State at its underlying statutory net equity. Operating results, less dividends declared, are reflected as net unrealized capital gains in the Statutory Statements of Changes in Shareholder’s Equity.

Below is summarized statutory financial information for the unconsolidated subsidiary at September 30, 2002 and December 31, 2001.

	September 30, 2002	December 31, 2001
	(In Millions)
Assets	$3,824.8	$3,870.1
Liabilities	$3,633.3	$3,689.8

Below is summarized statutory financial information for the unconsolidated subsidiary for the nine and three month periods ended September 30, 2002 and September 30, 2001.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In Millions)		(In Millions)
Total Revenue	$46.4	$52.9	$144.5	$602.6
Net Income	$2.4	$7.2	$11.1	$13.4

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

Results of Operations

For the Three Months Ended September 30, 2002

Compared to the Three Months Ended September 30, 2001

The following table sets forth the components of the Company’s net loss:

	Three Months Ended September 30,
	2002	2001	% Change
	($ In Millions)
Revenue:
Premium income	$515.5	$375.9	37%
Net investment income	39.9	27.6	45
Fees and other income	12.6	17.4	(28)

Total revenue	568.0	420.9	35

Benefits and Expenses:
Policyholders’ benefits and payments	185.5	125.6	48
Addition to policyholders’ reserves and funds	355.1	263.1	35
Commissions	34.0	34.9	(3)
Operating expenses, state taxes, licenses and fees	41.2	47.0	(12)
Federal income tax benefit	(0.7)	(1.9)	(63)

Total benefits and expenses	615.1	468.7	31

Net loss from operations	(47.1)	(47.8)	(1)
Net realized capital gain (loss)	47.0	(1.3)	NM

Net loss	$(0.1)	$(49.1)	(100)%

NM = not meaningful, or in excess of 200%.

The decrease in the net loss for third quarter 2002 is primarily attributable to increased realized capital gains and net investment income, partially offset by earnings strain associated with the continued growth of the Company’s annuity and life insurance businesses, an increase in annuity reserves for guaranteed minimum death benefits, higher surrender benefits and lower expense allowances on reinsurance ceded. It is generally expected that the increase in policyholders’ reserves and costs related to the production of new business will exceed the amount of premium earned in the first year of a policy, causing operating losses. Management expects losses may continue in conjunction with future growth.

Costs related to the production of new business include commissions and other variable producer compensation, management fees assessed by MassMutual and business issuance and processing costs, which include policy assembly and other customer service activities, including fluctuations in the market value of variable funds during the processing of deposits. During the three months ended September 30, 2002, costs related to the production of new business as a percentage of premiums were lower than the three months of 2001, primarily due to the continued shift in the product mix from life insurance products to fixed annuity products, as well as a reduction in first year premium from life insurance products.

The following table sets forth premium data for the Company’s products:

	Three Months Ended September 30,
	2002	2001	% Change
	($ In Millions)
Premium Income:
Universal, variable, term & corporate owned life insurance	$118.0	$113.7	4%
Annuities and supplementary contracts	421.8	288.8	46

Total direct premiums	539.8	402.5	34
Less: reinsurance ceded	(24.3)	(26.6)	(9)

Total	$515.5	$375.9	37%

Premium income increased in the third quarter of 2002, primarily due to increases in premium received from annuity products and life insurance products. Increases in annuity product premium over 2001 were primarily due to an increase in sales of fixed annuity products due to market conditions and the sales of a new variable annuity product, which began in July 2001.

The Company’s business mix has shifted as a result of increasing sales of annuity products. Annuity products were 82% of total premium income for the three months ended September 30, 2002, compared to 77% for the same period in 2001. Universal and other life products comprised 18% of total premium income for the three months ended September 30, 2002, compared to 23% for the same period in 2001.

The components of net investment income are set forth in the table below:

	Three Months Ended September 30,
	2002	2001	% Change
	($ In Millions)
Gross Investment Income:
Bonds	$23.1	$18.7	24%
Mortgage loans	6.7	5.8	16
Policy loans	2.5	2.5	—
Other investments	5.9	0.1	NM
Cash and short-term investments	2.2	1.3	69

Total gross investment income	40.4	28.4	42
Investment expenses	(1.0)	(0.7)	43
Interest Maintenance Reserve (“IMR”) amortization	0.5	(0.1)	NM

Net investment income	$39.9	$27.6	45%

NM = not meaningful, or in excess of 200%.

Net investment income increased for the three months ended September 30, 2002, primarily due to a 52% increase in average invested assets, partially offset by a decrease in the annualized gross yield for the investment portfolio to 6.6% in 2002 from 7.0% in 2001. Increased asset levels are primarily due to general account business growth and capital contributions received in December 2001. Annualized gross investment yields decreased as older, higher yielding bonds mature and are replaced with new bonds that have lower yields. Additionally, common stock of subsidiary does not generate dividend income until a dividend is declared. After expenses and IMR amortization, net annualized yields were 6.5% and 6.8%, for the three month periods ended September 30, 2002 and 2001, respectively. Fluctuations in market conditions will impact future investment results.

The annualized yield on each investment category, before federal income taxes, is calculated as: (a) two times gross investment income divided by (b) the sum of assets at the beginning of the period and assets at the end of the period, less gross investment income, (c) multiplied by four.

The increase in 2002 gross investment income from bonds is primarily due to a 30% increase in average invested bonds, partially offset by a decrease in the annualized yield to 6.9% in 2002 from 7.3% in 2001. The increase in income from mortgage loans is primarily due to a 18% increase in average invested mortgage loans, partially offset by a decrease in the annualized yield from 7.5% in 2001 to 7.3% in 2002. The increase in gross investment income from other investments is primarily due to increases in derivative instrument holdings. The increase in gross investment income from cash and short-term investments is primarily due to an increase in average cash and short-term investments.

The components of fees and other income are set forth in the table below:

	Three Months Ended September 30,
	2002	2001	% Change
	($ In Millions)
Fees	$17.5	$18.3	(4)%
Commissions and expense allowances on reinsurance ceded	3.5	7.8	(55)
Reserve adjustments on reinsurance ceded	(8.4)	(8.7)	(3)

Total fees and other income	$12.6	$17.4	(28)%

Fees and other income decreased in the third quarter of 2002, as compared to 2001, primarily due to a decrease in the Company’s separate accounts and a decline in commissions and expense allowances on reinsurance ceded attributable to a decrease in the activity related to the coinsurance agreements between MassMutual and the Company, partially offset by a decrease in reserve adjustments on reinsurance ceded. See “Related Party Transactions” footnote for a more detailed description of the Company’s modified coinsurance agreements with MassMutual.

Policyholders’ benefits and payments increased in 2002, primarily due to increased annuity surrenders and benefit payments on individual annuity products, partially offset by lower death benefits on individual life products. Annuity surrenders increased $65.5 million, or 73%, from the prior year, while annuity benefits increased 90%, or $6.9 million from 2001, primarily due to lower market returns on separate account assets and continued business growth. Death benefits decreased $11.2 million, or 56%, from the prior year.

Addition to policyholders’ reserves and funds includes transfers to and from the separate accounts, based upon policyholder elections, and a $242.7 million increase in the change in general account reserves. The increase in 2002 in the change in general account reserves is primarily attributable to a $228.4 million increase in the change in annuity reserves and a $14.3 million increase in the change in life reserves. The increase in the change in annuity reserves is primarily due to increases in the reserves as a result of increased sales of fixed annuity products, the introduction of a new variable annuity product in 2001 and a 2002 increase in reserves for guaranteed minimum death benefits. Separate account withdrawals and other transfers increased in the three months ended September 30, 2002 by $50.8 million, while separate account deposits decreased by $99.9 million.

Commissions decreased in the third quarter of 2002, principally due to the continued change in the product sales mix. Annuity product commissions were relatively unchanged, while life insurance commissions decreased $0.9 million, or 5%, in the third quarter of 2002. The overall decrease in commissions as a percentage of sales is primarily due to the continued shift in the sales mix to annuity products, which have lower commission rates than life products.

Operating expenses, state taxes, licenses and fees decreased in 2002, primarily due to lower first year life insurance premium. Management fees charged by MassMutual include increases in agency allowances and other expenses associated with the production of new business.

The decrease in the federal income tax benefit for the three months ended September 30, 2002 is primarily attributable to the $1.8 million decrease in the pre-tax net loss from operations and the timing of the tax deductibility of acquisition costs and reserves. Management projects that the

Company will be able to utilize a significant portion of its available tax benefits in the current year, as the Company will be included in the consolidated MassMutual tax return for 2002.

Realized capital gains, after the transfer to the IMR, increased $48.3 million for the three month period ended September 30, 2002. The increase in gains is primarily due to increased mark to market adjustments for derivative instruments.

For the Nine Months Ended September 30, 2002

Compared to the Nine Months Ended September 30, 2001

The following table sets forth the components of the Company’s net loss:

	Nine Months Ended September 30,
	2002	2001	% Change
	($ In Millions)
Revenue:
Premium income	$1,431.4	$1,062.5	35%
Net investment income	104.9	86.0	22
Fees and other income	44.6	58.8	(24)

Total revenue	1,580.9	1,207.3	31

Benefits and Expenses:
Policyholders’ benefits and payments	491.1	358.2	37
Addition to policyholders’ reserves and funds	954.0	694.5	37
Commissions	96.3	92.6	4
Operating expenses, state taxes, licenses and fees	128.2	137.4	(7)
Federal income tax benefit	(5.6)	(6.4)	(13)

Total benefits and expenses	1,664.0	1,276.3	30

Net loss from operations	(83.1)	(69.0)	20
Net realized capital gain (loss)	62.2	(1.1)	NM

Net loss	$(20.9)	$(70.1)	(70)%

NM = not meaningful, or in excess of 200%.

The decrease in net loss for the first nine months of 2002 is primarily attributable to increased realized capital gains and investment income, partially offset by earnings strain associated with the continued growth in the Company’s annuity and life insurance businesses, an increase in annuity reserves for guaranteed minimum death benefits, higher surrender benefits and lower expense allowances on reinsurance ceded. It is generally expected that the increase in policyholders’ reserves and costs related to the production of new business will exceed the amount of premium earned in the first year of a policy, causing operating losses. Management expects losses may continue in conjunction with future growth.

Costs related to the production of new business include commissions and other variable producer compensation, management fees assessed by MassMutual and business issuance and processing costs, which include policy assembly and other customer service activities, including fluctuations in the market value of variable funds during the processing of deposits. During the nine months ended September 30, 2002, costs related to the production of new business as a percentage of premiums were lower than the nine months of 2001, primarily due to the continued shift in the product mix from life insurance products to fixed annuity products, as well as a reduction in first year premium from life insurance products.

The following table sets forth, premium data for the Company’s products:

	Nine Months Ended September 30,
	2002	2001	% Change
	($ In Millions)
Premium Income:
Universal, variable, term & corporate owned life insurance	$380.1	$361.2	5%
Annuities and supplementary contracts	1,125.7	794.0	42

Total direct premiums	1,505.8	1,155.2	30
Less: reinsurance ceded	(74.4)	(92.7)	(20)

Total	$1,431.4	$1,062.5	35%

Premium income increased in 2002 primarily due to increases in premium received from annuity products, as well as life insurance products. Increases in annuity product premium over 2001 were primarily due to an increase in sales of fixed annuity products due to market conditions and the sales of a new variable annuity product, which began in July 2001. Life insurance premium increased in 2002 primarily due to increased universal life insurance sales.

The Company’s business mix has shifted as a result of increasing sales of annuity products. Annuity products comprised 79% of total premium income for the nine months ended September 30, 2002, compared to 75% in 2001. Universal life and other life products were 21% of total premium income for the nine months ended September 30, 2002, compared to 25% in 2001.

The components of net investment income are set forth in the table below:

	Nine Months Ended September 30,
	2002	2001	% Change
	($ In Millions)
Gross Investment Income:
Bonds	$66.8	$55.6	20%
Mortgage loans	18.8	16.7	13
Policy loans	7.4	7.2	3
Other investments	10.5	3.7	184
Cash and short-term investments	4.7	5.8	(19)

Total gross investment income	108.2	89.0	22
Investment expenses	(2.9)	(2.2)	32
Interest Maintenance Reserve (“IMR”) amortization	(0.4)	(0.8)	(50)

Net investment income	$104.9	$86.0	22%

Net investment income increased for the nine months ended September 30, 2002, primarily due to a 49% increase in average invested assets, partially offset by a decrease in the annualized gross yield for the investment portfolio to 6.4% in 2002 from 7.8% in 2001. Increased asset levels are primarily due to general account business growth and capital contributions received in December 2001. Annualized gross investment yields decreased as older, higher yielding bonds mature and are replaced with new bonds that have lower yields. Additionally, common stock of subsidiary does not generate dividend income until a dividend is declared. After expenses and IMR amortization, net annualized yields were 6.2% and 7.6% for the nine month periods ended September 30, 2002 and 2001, respectively. Fluctuations in market conditions will impact future investment results.

The annualized yield on each investment category, before federal income taxes, is calculated as: (a) two times gross investment income (b) divided by the sum of assets at the beginning of the period and assets at the end of the period, less gross investment income, (c) multiplied by four thirds.

The increase in 2002 gross investment income from bonds is primarily due to a 30% increase in average invested bonds, partially offset by a decrease in the annualized yield to 7.1% from 7.8% at September 30, 2001. The increase in gross investment income from mortgage loans is primarily due to a 22% increase in average invested mortgage loans, partially offset by a decrease in the annualized yield from 7.9% in 2001 to 7.2% in 2002. The increase in gross investment income from other investments is primarily due to increases in derivative instrument holdings. The decrease in gross investment income from cash and short-term investments is primarily due to the decrease in the annualized yield.

The components of fees and other income are set forth in the table below:

	Nine Months Ended September 30,
	2002	2001	% Change
	($ In Millions)
Fees	$54.3	$49.2	10%
Commissions and expense allowances on reinsurance ceded	10.5	31.5	(67)
Reserve adjustments on reinsurance ceded	(20.2)	(21.9)	(8)

Total fees and other income	$44.6	$58.8	(24)%

Fees and other income decreased in the first nine months of 2002, as compared to 2001, primarily due to a decrease in commissions and expense allowances on reinsurance ceded attributable to a decrease in the activity related to the coinsurance agreements between MassMutual and the Company. This decrease is partially offset by higher administrative fees collected from the management of investment accounts and lower reserve adjustments on reinsurance ceded. See “Related Party Transactions” footnote for a more detailed description of the Company’s modified coinsurance agreements with MassMutual.

Policyholders’ benefits and payments increased in 2002, primarily due to an increase in annuity surrenders and benefit payments on individual annuity products. Annuity surrenders increased $116.8 million, or 41%, while annuity benefit payments increased $22.4 million, or 135%, from 2001, primarily due to lower market returns on separate account assets and continued business growth.

Addition to policyholders’ reserves and funds includes transfers to and from the separate accounts, based upon policyholder elections, and a $456.0 million increase in the change in general account reserves. The increase in 2002 in the change in general account reserves is primarily attributable to a $396.1 million increase in the change in annuity reserves and a $59.9 million increase in the change in life reserves. The increase in the change in annuity reserves is primarily due to increases in the reserves as a result of increased sales of fixed annuity products, the introduction of a new variable annuity product in 2001 and a 2002 increase in reserves for guaranteed minimum death benefits. Separate account withdrawals and other transfers increased in 2002 by $85.4 million, while separate account deposits decreased by $111.1 million.

Commissions increased, primarily due to increased sales of annuity insurance products. Annuity product commissions increased $15.7 million, or 47%, partially offset by a decrease in life insurance commissions of $12.0 million in 2002. The overall decrease in commissions as a percentage of sales is primarily due to a continued shift in the sales mix to annuity products, which have lower commission rates than life products.

Operating expenses, state taxes, licenses and fees decreased in 2002, primarily due to lower first year life insurance premium. Management fees charged by MassMutual include increases in agency allowances and other expenses associated with the production of new business.

The decrease in the federal income tax benefit for the nine months ended September 30, 2002 is primarily attributable to the timing of the tax deductibility of acquisition costs and reserves. Management projects that the Company will be able to utilize a significant portion of its available tax benefits in the current year, as the Company will be included in the consolidated MassMutual tax return for 2002.

Realized capital gains, after the transfer to the IMR, increased $63.3 million for the nine months ended September 30, 2002. This increase is primarily due to increased mark to market adjustments for derivative instruments, partially offset by higher losses from the sale of bonds. In 2001, the Company had realized capital losses of $1.1 million, after the transfer to the IMR. These losses were primarily comprised of credit related mortgage losses, which are not transferred to the IMR.

Statements of Financial Position

Assets

Total assets at September 30, 2002, increased by $412.0 million, or 8%, from December 31, 2001 primarily due to the growth in the Company’s general account and the contribution of MML Bay State Life Insurance Company (“Bay State”) to the Company by MassMutual, partially offset by decreases in the Company’s separate account assets.

General account assets increased 46% from December 31, 2001, primarily due to increases in all categories of invested assets. These increases in investments were primarily the result of the Company’s continued growth, the investment of cash flow generated by the Company’s operations and the contribution of Bay State to the Company by MassMutual. The portfolio of general account invested assets is managed to support product liabilities in light of yield, liquidity and diversification considerations. The general investment account portfolio does not include the Company’s separate account invested assets. The Company’s separate account assets decreased $479.9 million or 14% primarily due to unfavorable market conditions and increased variable annuity surrenders.

Bonds increased 20% from December 31, 2001. During the nine months ended September 30, 2002, $636.2 million of bonds were purchased, while maturities and sales proceeds totaled $395.5 million.

Common stock—subsidiary is $191.5 million at September 30, 2002 due to the contribution of Bay State to the Company by MassMutual during the third quarter of 2002. See “Investment in Unconsolidated Subsidiary” footnote for additional information on this transaction.

The increase in mortgage loans is primarily attributed to increasing investments in mortgage loans due to favorable market conditions. For the nine months ended September 30, 2002, $114.7 million of mortgage loans were issued while there were $59.8 million of mortgage loan sales, maturities and repayments.

The Company’s cash and derivative positions are increasing primarily due to the increase in fixed annuity sales and a decrease in the supply of fixed income investments, such as bonds. The offerings of the public bond markets have become less attractive as bonds with lower credit risk are priced at very tight spreads over the Treasury rate. The Company uses a combination of derivatives and short-term investments to synthetically create temporary investment positions, which are highly liquid and of high quality. These synthetic investments perform similar to bonds and are held to improve the quality and performance of the general investment account until other suitable investments become available.

Other investments, consisting of financial options, forwards, interest rate swaps, interest rate caps and floors, common and preferred stocks, and a joint venture interest increased, primarily due to increases in the market value of derivative instruments and increases in receivables for securities sold. At September 30, 2002, the Company had interest rate swaps, financial options and currency swaps with notional amounts of $888.0 million, $469.5 million and $14.8 million, respectively. At December 31, 2001, the Company had interest rate swaps, financial options and currency swaps with notional amounts of $594.9 million, $669.5 million and $11.9 million, respectively.

Investments and insurance amounts receivable decreased 22% from December 31, 2001. This decrease is primarily due to a $14.9 million decrease in amounts recoverable from reinsurance.

Liabilities

As with assets, the 2002 increase in total liabilities from December 31, 2001 to September 30, 2002 occurred in the general account, partially offset by a decrease in separate account liabilities.

Policyholders’ reserves and funds at September 30, 2002 increased 42% primarily due to the new sales of fixed annuity products, sales of life insurance products, and interest credited.

Transfers due from separate accounts decreased from December 31, 2001. Transfers due from separate accounts represents policyholders’ account values in excess of statutory benefit reserves. This decrease is consistent with the decline in separate account liabilities and is primarily attributable to market conditions.

Other liabilities increased 40% during the first nine months of 2002, primarily due to increases in payables for securities purchased of $7.3 million and remittances and items not allocated of $5.1 million.

Shareholder’s Equity

The increase in shareholder’s equity from December 31, 2001 to September 30, 2002 is primarily due to:

•	an increase in additional paid-in capital of $191.5 million from the contribution of Bay State to the Company by MassMutual, and
•	an increase of $1.6 million due to a change in deferred income taxes,

partially offset by:

•	a net loss of $20.9 million,
•	a decrease of $31.7 million due to changes in reserve valuation bases;
•	a decrease of $8.3 million due to a change in non-admitted assets,
•	a decrease of $2.2 million, due to a change in net unrealized gains and losses, and
•	a decrease of $1.6 million, due to a change in the asset valuation and other investment reserves.

Liquidity and Capital Resources

Liquidity

Cash and short-term investments increased $345.7 million, or 165%, from the prior year end as a result of an increase in net cash provided by operating activities, partially offset by a decrease in net cash used in investing activities.

Net cash provided by operating activities increased $440.7 million, or 200%, for the nine months ended September 30, 2002. This increase is primarily due to increased fixed annuity sales, a new variable annuity product, increased life insurance premium, higher investment income and lower operating expenses, partially offset by lower fees and other income and increased commissions.

Loans and purchases of investments increased $309.2 million, or 65%, while sales and maturities of investments and receipts from repayments of loans increased $203.5 million, or 77%, primarily due to increased bond activity caused by changes in market conditions.

Capital Resources

The Board of Directors of MassMutual has authorized the contribution of funds to the Company sufficient to meet the capital requirements of all states in which the Company is licensed to do business. MassMutual’s management is committed to keeping a prudent amount of surplus in the Company.

As of September 30, 2002, the Company’s total adjusted capital (“TAC”) as defined by the NAIC was $335.5 million. The NAIC developed the Risk Based Capital (“RBC”) model to compare the total adjusted capital with a standard design in order to reflect an insurance company’s risk profile. Although management believes that there is no single appropriate means of measuring RBC needs, management feels that the NAIC approach to RBC measurement is reasonable, and the Company manages its capital position with significant attention to maintaining adequate total adjusted capital relative to RBC. The Company’s total adjusted capital was in excess of all annual RBC standards at December 31, 2001. NAIC RBC does not establish quarterly standards with which TAC can be compared. Management believes that the Company enjoys a strong capital position in light of its risks and the Company is well positioned to meet policyholder and other obligations.

Part I
Item 3

Quantitative and Qualitative Disclosure about Market Risk

The Company’s market risk and financial instrument holdings as of September 30, 2002, are similar to its market risk and financial instrument holdings as of December 31, 2001, a description of which is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. However in the nine months ended September 30, 2002, the Company’s investments in bonds, cash and short-term investments and interest rate swaps grew, which changed its exposure to changes in interest rates and the notional amounts of its swap positions.

At December 31, 2001, a hypothetical 10% parallel increase in interest rates would decrease the net fair value of the Company’s financial instruments by $29.6 million. As of September 30, 2002, a hypothetical 10% parallel increase in interest rates would decrease the net fair value of the Company’s financial instruments by $38.2 million. Based upon the information and assumptions used in the Company’s asset/liability analysis, the absolute level of interest rates has decreased and the portfolio has both grown and lengthened in duration.

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

The Company had outstanding swaps with notional amounts of $888.0 million at September 30, 2002, and $594.9 million at December 31, 2001. The Company’s credit risk exposure was limited to the fair value of $58.7 million at September 30, 2002 and $6.7 million at December 31, 2001.

Part I
Item 4

Controls and Procedures

Our Chief Executive Officer, Chief Financial Officer, and other persons performing similar functions are responsible for establishing and maintaining disclosure internal controls. They have designed such controls and procedures for the Company to ensure that all material information regarding this filing is made known to them by others within the organization. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Within 90 days of the filing date of this report, the Company’s Chief Executive Officer, Chief Financial Officer, and other persons performing similar functions completed an evaluation of the Company’s disclosure controls. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have determined the Company’s disclosure controls to be functioning properly and effectively. They did not discover any significant deficiencies or material weakness within the controls and procedures that require modification.

Since the completion of that evaluation, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

Part II
Item 6

C.M. Life Insurance Company
Exhibits and Reports on Form 8-K
September 30, 2002

(a) Exhibit Index

Exhibit No.	Description of Exhibits
99.1
Certification of the Principal Executive Officer, Robert J. O’Connell, of C.M. Life Insurance Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2
Certification of the Principal Financial Officer, Howard E. Gunton, of C.M. Life Insurance Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3
Certification of the Principal Executive Officer, Robert J. O’Connell, of C.M. Life Insurance Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

99.4
Certification of the Principal Financial Officer, Howard E. Gunton, of C.M. Life Insurance Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant with the Securities and Exchange Commission during the nine month period ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on  its behalf by the undersigned, thereunto duly authorized.

C.M. LIFE INSURANCE COMPANY (Registrant)

Date: November 12, 2002	By:	/s/ ROBERT J. O’CONNELL Robert J. O’Connell Chairman, President and Chief Executive Officer (Officer)

Date: November 12, 2002	By:	/s/ HOWARD E. GUNTON Howard E. Gunton Executive Vice President and Chief Financial Officer (Principal Financial Officer)