Form 10-K
period 2002-12-31
C M LIFE INSURANCE CO
filed 2003-03-26
CIK 883232

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

(1) Yes X No

(2) Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes      No X

APPLICABLE ONLY TO CORPORATE ISSUERS

Registrant has 12,500 shares of common stock outstanding on March 21, 2003, all of which are owned by Massachusetts Mutual Life Insurance Company.

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

MassMutual’s principal lines of business are:

•	Domestic insurance, which includes life, disability, annuity, corporate owned life insurance, structured settlements and long-term care products and services marketed primarily through domestic distribution channels; and

•	Retirement and Financial Products, which provides retirement plan sponsors and participants a full range of products and services in the defined contribution, defined benefit and non-qualified deferred compensation plan markets; including group annuity, domestic guaranteed investment contracts, international and domestic funding agreements and pension terminal funding annuity products.

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

Summarized below is statutory financial information for Bay State as of and for the years ended December 31, 2002, 2001 and 2000, respectively:

	2002	2001	2000
	(In Millions)
Assets	$3,872.2	$3,870.1	$3,804.1
Liabilities	3,678.2	3,689.8	3,642.5
Total revenue	193.2	676.2	889.9
Net income	14.7	25.4	8.1

Products

The principal products we offer include:

•	universal life insurance, variable universal life insurance, survivorship life insurance, term life insurance, and
•	individual annuity products.

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

Variable Universal Life. Variable universal life insurance provides the policyholder, within guidelines established by the terms of the policy, the ability to select and change premium levels, amounts of death benefits, and investment options. We credit premiums in excess of specified sales charges to the account value of the policy. We apply net premiums, as instructed by the policyholder, to a guaranteed principal account backed by our general investment account, or to one or more of our separate accounts. The policyholder bears the investment risk for cash values in the separate accounts. We deduct the cost of insurance and administrative charges from the accumulating account value to which we credit the premiums. In 2001, we introduced an enhanced variable universal life insurance product and introduced a dollar cost averaging and portfolio rebalancing program to many of our variable life insurance products. In 2000, we introduced an enhanced survivorship variable universal life insurance product that pays a death benefit upon the death of the second of two insureds.

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

We have a modified coinsurance quota-share reinsurance agreement with MassMutual whereby we cede 75% of the premium on certain universal life policies. In return, MassMutual pays us a stipulated expense allowance, death and surrender benefits, and a modified coinsurance adjustment based upon experience. We retain the assets and related reserves for payment of future benefits on the ceded policies. Premium income of $23.2 million, $22.9 million and $26.7 million was ceded to MassMutual in 2002, 2001 and 2000, respectively. Fees and other income include a $7.5 million, $8.1 million and a $9.1 million expense allowance from MassMutual in 2002, 2001 and 2000, respectively. In addition, a modified coinsurance adjustment of $26.8 million, $30.2 million and $28.1 million was ceded to MassMutual in 2002, 2001 and 2000, respectively. Policyholder benefits of $37.4 million, $33.8 million and $38.4 million were ceded to MassMutual in 2002, 2001 and 2000, respectively.

We also have a stop-loss agreement with MassMutual under which we cede claims, which, in aggregate, exceed 0.32% of the covered volume for any year, with maximum coverage of $25.0 million above the aggregate limit. The aggregate limit was $66.0 million in 2002, $70.0 million in 2001, and $72.4 million in 2000 and it was not exceeded in any of the years. Premium income of $1.2 million in 2002 and $1.3 million in 2001 and 2000 was ceded to MassMutual.

We have a coinsurance agreement with MassMutual, whereby we cede substantially 100% of the premiums on new issues of certain universal life policies. In return, MassMutual pays us a stipulated expense allowance and death and surrender benefits. MassMutual holds the assets and related reserves for payment of future benefits on the ceded policies. Premium income of $29.7 million, $47.4 million and $47.3 million was ceded to MassMutual in 2002, 2001 and 2000, respectively. Fees and other income include a $7.3 million, $28.5 million and a $46.5 million expense allowance from MassMutual in 2002, 2001 and 2000, respectively. In addition, experience refunds of $2.8 million and $2.5 million were ceded to us from MassMutual in 2002 and 2001, respectively. There were no experience refunds from MassMutual to us in 2000. Policyholders’ benefits of $1.1 million, $11.3 million and $5.9 million were ceded to MassMutual in 2002, 2001 and 2000, respectively.

Effective January 1, 2002, we entered into an additional coinsurance agreement with MassMutual, whereby we cede substantially 100% of the premiums on new issues of certain universal life policies. In return, MassMutual pays us a stipulated expense allowance and death and surrender benefits. MassMutual holds the assets and related reserves for payment of future benefits on the ceded policies. Premium income of $89.3 million was ceded to MassMutual in 2002. Fees and other income include a $82.8 million expense allowance from MassMutual in 2002. Policyholders’ benefits of $0.2 million were ceded to MassMutual in 2002.

Competition

The life insurance industry is highly competitive. There are more than 1,000 life insurance companies in the United States, many of which offer insurance products similar to those we market. In addition to competition within the industry, insurers are increasingly facing competition from non-traditional sources in the financial services industry. Such businesses include mutual funds, banks, securities brokerage houses, and other financial service entities. Many of our competitors provide alternative investment and savings vehicles for consumers.

We believe our financial strength, agent skill, and product performance provide competitive advantages for the products we offer in these markets. Our, and MassMutual’s, year-end 2002 ratings are again among the highest enjoyed by any company in any industry. Our, and MassMutual’s, AAA (Extremely Strong) financial strength rating from Standard & Poor’s, A++ (Superior) financial strength rating from A.M. Best, and AAA (Exceptionally Strong) claims-paying rating from Fitch are the highest possible. Our, and MassMutual’s, Aa1 financial strength rating from Moody’s Investors Service is the highest in its “Excellent” category.

Each rating agency independently assigns ratings based on its own separate review and takes into account a variety of factors, which are subject to change in making its decision. Accordingly, there can be no assurance of the ratings that will be afforded us in the future.

Transactions with MassMutual

We have an agreement with MassMutual whereby, for a fee, MassMutual furnishes us, as required, operating facilities, human resources, computer software development and managerial services. Also, MassMutual provides us with investment and administrative services pursuant to a management services agreement. Fees incurred under the terms of these agreements were $161.8 million in 2002, $171.6 million in 2001, and $172.6 million in 2000.

We participate in variable annuity exchange programs with our parent whereby certain MassMutual variable annuity contract holders can make a non-taxable exchange of their contract for an enhanced C.M. Life variable annuity contract. We received premium income of $256.2 million in 2002, $295.6 million in 2001 and $1,090.9 million in 2000, related to these exchange programs. We have an agreement to compensate MassMutual for the lost revenue associated with the exchange of these contracts. We recorded commissions payable of $5.3 million and $0.4 million as of December 31, 2002 and 2001, respectively, and paid $5.2 million and $15.0 million to MassMutual for the years ended December 31, 2002 and 2001, respectively. There were no commissions paid to MassMutual for the year ended December 31, 2000.

Regulation

We are organized as a Connecticut stock life insurance company, and are subject to Connecticut laws governing insurance companies. We are regulated and supervised by the State of Connecticut Insurance Commissioner. By March 1 of every year, we must prepare and file an annual statement, in a form prescribed by the State of Connecticut Insurance Department, as of December 31 of the preceding year. The Commissioner’s agents have the right at all times to review or examine our books and assets. A full examination of our operations is conducted periodically according to the rules and practices of the National Association of Insurance Commissioners (“NAIC”). We are also subject to the insurance laws of the states in which we are authorized to do business, to various federal and state securities laws and regulations, and to regulatory agencies that administer those laws and regulations.

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

New Accounting Standards

On January 1, 2001, the Codification of Statutory Accounting Principles (“Codification”) became effective and was adopted by C.M. Life Insurance Company (the “Company”). Codification provides a comprehensive guide of statutory accounting principles for use by insurers in the United States of America. The cumulative effect of this change in statutory accounting principles on shareholder’s equity of $15.9 million was principally due to a change in accounting for certain investments in derivatives, the exclusion of a cost of collection liability and the admission of a net deferred tax asset.

In May 2002, the National Association of Insurance Commissioners issued Statement of Statutory Accounting Principles (“SSAP”) No. 86 “Accounting for Derivative Instruments and Hedging, Income Generation, and Replication (Synthetic Asset) Transactions” with an effective date of January 1, 2003. SSAP No. 86 supercedes SSAP No. 31 “Derivative Instruments” and establishes statutory accounting principles for derivative instruments and hedging, income generation, and replication (synthetic asset) transactions using selected concepts outlined in Financial Accounting Standards Board Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities.” SSAP No. 86 requires that derivative instruments used in hedging transactions that meet the criteria of a highly effective hedge shall be valued and reported in a manner that is consistent with the hedged asset or liability. SSAP No. 86 also requires that derivative instruments used in hedging transactions that do not meet or no longer meet the criteria of an effective hedge shall be accounted for at fair value and the changes in fair value shall be recorded as unrealized gains or unrealized losses. Adoption of SSAP No. 86 by the Company will change the reporting of derivatives mark-to-market that do not qualify for hedge accounting from realized gains and losses to unrealized gains and losses.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during 2002, other than routine corporate governance matters.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

We are a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company, and as such, there is no market for our common stock.

Item 6. Selected Financial Data

We have prepared the accompanying statutory financial information, in conformity with the statutory accounting practices, except as to form, of the NAIC and the accounting practices prescribed or permitted by the State of Connecticut Insurance Department (“statutory accounting practices”).

The following statutory information as of and for the years ended December 31, 2002, 2001, 2000, 1999, and 1998 has been derived from our audited statutory financial statements. The 2002, 2001, 2000 and 1999 statutory financial statements have been audited by Deloitte & Touche LLP, independent auditors’. The statutory financial statements for 1998 were audited by other auditors.

The accompanying statutory financial statements are different in some respects from financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The more significant differences between accounting principles pursuant to statutory and GAAP are as follows:

(a)	acquisition costs, such as commissions and other variable costs that are directly related to acquiring new business, are charged to current operations as incurred, whereas GAAP would require these expenses to be capitalized and recognized over the life of the policies;

(b)	statutory policy reserves are based upon the Commissioners’ Reserve Valuation Methods and statutory mortality and interest assumptions, whereas GAAP reserves would generally be based upon net level premium or the estimated gross margin method with appropriate estimates of future mortality and interest assumptions;

(c)	bonds are generally carried at amortized cost, whereas GAAP generally requires reporting at fair value;

(d)	deferred income taxes, which provide for book/tax temporary differences, are subject to limitation and are charged directly to shareholder’s equity, whereas GAAP would include deferred taxes as a component of net income;

(e)	payments received for universal and variable life products and variable annuities are reported as premium income and changes in reserves, whereas, under GAAP, these payments would be recorded as deposits to policyholders’ account balances;

(f)	majority-owned subsidiaries are accounted for using the equity method, whereas GAAP would consolidate these entities;

(g)	assets are reported at “admitted asset” value and “non-admitted assets” are excluded through a charge against shareholder’s equity, while under GAAP, “non-admitted assets” are recorded, net of any valuation allowance; and

(h)	reinsurance recoverables are reported as a reduction of policyholders’ reserves and funds, while under GAAP, these recoverables are reported as an asset.

We record our investments in accordance with rules established by the NAIC. Generally, we value:

•	bonds at amortized cost, using the constant yield method,
•	mortgage loans at amortized cost, net of valuation reserves,
•	policy loans at the outstanding loan balance less amounts unsecured by the cash surrender value of the policy,
•	other investments (which include other financial instruments at fair value and preferred stocks at cost), and
•	short-term investments at amortized cost.

We develop reserves for life insurance contracts using accepted actuarial methods computed principally on the net level premium, the Commissioners’ Reserve Valuation Method and the California Method bases using the 1980 Commissioners’ Standard Ordinary mortality tables with assumed interest rates ranging from 4.00 to 4.50 percent.

We develop reserves for individual annuities based on account value or accepted actuarial methods, principally at interest rates ranging from 5.25 to 7.25 percent.

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

We maintain an Asset Valuation Reserve (“AVR”) and an Interest Maintenance Reserve (“IMR”), in compliance with regulatory requirements. The AVR and other investment reserves stabilize shareholder’s equity against fluctuations in the value of stocks, bonds, mortgage loans and real estate investments. The IMR defers all interest related after-tax realized capital gains and losses. These interest related capital gains and losses are amortized into net investment income using the grouped method over the remaining life of the investment sold or over the remaining life of the underlying asset.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during reporting periods. The most significant estimates include those used in determining investment valuation reserves, other than temporary impairments and the liabilities for future policyholders’ reserves and deposit fund balances. Future events, including, but not limited to, changes in the levels of mortality, interest rates, persistency and asset valuations, could cause actual results to differ from the estimates used in the financial statements. Although some variability is inherent in these estimates, management believes the amounts presented are appropriate.

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

C.M. Life Insurance Company

Selected Historical Financial Data

For the Years Ended December 31,

(In Millions)

	2002	2001	2000	1999	1998
Revenue:
Premium income	$1,830.1	$1,618.8	$2,288.6	$935.5	$405.4
Net investment income	147.3	115.3	100.9	85.0	82.4
Fees and other income	143.1	72.5	75.8	11.8	6.7

	2,120.5	1,806.6	2,465.3	1,032.3	494.5

Benefits and expenses:
Policyholders’ benefits and payments	658.0	467.7	463.9	332.2	185.2
Addition to policyholders’ reserves and funds	1,204.6	1,059.6	1,679.7	518.8	169.0
Commissions	136.1	121.9	140.2	82.6	49.6
Operating expenses, state taxes, licenses and fees	170.4	183.3	185.2	131.9	80.2
Federal income tax (benefit)	12.5	(1.8)	7.2	2.1	6.8

	2,181.6	1,830.7	2,476.2	1,067.6	490.8

Net (loss) gain from operations	(61.1)	(24.1)	(10.9)	(35.3)	3.7
Net realized capital gains (losses)	61.7	(5.5)	(3.0)	(8.7)	(1.1)

Net income (loss)	$0.6	$(29.6)	$(13.9)	$(44.0)	$2.6

Assets:
General account assets	$3,150.2	$1,940.6	$1,666.2	$1,402.6	$1,212.0
Separate account assets	2,958.4	3,317.5	3,074.2	1,764.2	1,318.9

Total assets	$6,108.6	$5,258.1	$4,740.4	$3,166.8	$2,530.9

Liabilities:
Policyholders’ reserves and funds	$2,728.7	$1,753.4	$1,362.9	$1,175.9	$996.3
Asset valuation and investment reserves	15.8	16.1	20.8	22.7	23.9
Other liabilities(1)	64.9	(16.8)	135.8	108.7	50.8
Separate account liabilities	2,958.4	3,317.5	3,074.2	1,764.2	1,318.9

Total liabilities	5,767.8	5,070.2	4,593.7	3,071.5	2,389.9

Shareholder’s Equity:
Common stock	2.5	2.5	2.5	2.5	2.5
Paid-in capital and contributed surplus(2)	390.3	198.8	153.8	68.8	68.8
Unassigned surplus	(52.0)	(13.4)	(9.6)	24.0	69.7

Total shareholder’s equity	340.8	187.9	146.7	95.3	141.0

Total liabilities and shareholder’s equity	$6,108.6	$5,258.1	$4,740.4	$3,166.8	$2,530.9

Total adjusted capital data(3)
Total shareholder’s equity	$340.8	$187.9	$146.7	$95.3	$141.0
Asset valuation reserve	15.8	15.6	20.8	20.9	21.5

Total adjusted capital	$356.6	$203.5	$167.5	$116.2	$162.5

(1)	Includes payable to MassMutual of $46.4 million in 2002, $45.0 million in 2001, $61.2 million in 2000, $49.9 million in 1999 and $28.8 million in 1998.
(2)	In 2002 , we received a related party capital contribution of $191.5 million from MassMutual representing the transfer of all of MML Bay State Life Insurance Company’s outstanding shares of common stock. In 2001, 2000 and 1998, we received surplus contributions of $45.0 million, $85.0 million and $25.0 million, respectively, from MassMutual.
(3)	Defined by the National Association of Insurance Commissioners as surplus plus asset valuation reserves.

We reclassified prior year amounts to conform with the current year presentation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of

Operations

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the audited Statutory Financial Statements, Notes to Statutory Financial Statements, and Selected Historical Financial Data. This Management’s Discussion and Analysis reviews our financial condition at December 31, 2002 and 2001, our results of operations for the past three years and, where appropriate, factors that may affect our future financial performance.

Together with our parent, MassMutual and its subsidiaries, we comprise a growth-oriented, diversified financial services company that seeks to provide superior value for policyholders and other customers by achieving exceptional results. We are in the business of helping our customers achieve financial success while protecting their families and businesses. We are committed to maintaining a position of preeminent financial strength by achieving consistent and long-term profitable growth. This will be done by:

•	developing and distributing a broad and superior portfolio of innovative financial products and services,
•	sophisticated asset/liability management,
•	rigorous expense control,
•	prudent underwriting standards,
•	the adoption of efforts to improve persistency and retention levels, and
•	continued commitment to the high credit quality of our general account investment portfolio.

At December 31, 2002, we had approximately $6.1 billion in total statutory assets, over 280 thousand individual policyholders and $66.8 billion of direct individual life insurance in force. Our total adjusted capital, as defined by the National Association of Insurance Commissioners (“NAIC”), was $356.6 million at December 31, 2002.

The following table sets forth the calculation of total adjusted capital:

	December 31,
	2002	2001	2000
	($ In Millions)
Shareholder’s equity	$340.8	$187.9	$146.7
Asset valuation reserve	15.8	15.6	20.8

Total adjusted capital (1)	$356.6	$203.5	$167.5

(1)	Defined by the National Association of Insurance Commissioners as surplus plus asset valuation reserves.

Objective testimony to our strong performance and market position is reflected in our ratings, which at year-end 2002 were again among the highest enjoyed by any company in any industry. Our, and MassMutual’s, AAA (Extremely Strong) financial strength rating from Standard & Poor’s, A++ (Superior) financial strength rating from A.M. Best, and AAA (Exceptionally Strong) claims-paying rating from Fitch were the highest possible. Our, and MassMutual’s, Aa1 financial strength rating from Moody’s Investors Service was the highest in its “Excellent” category. Each rating agency independently assigns ratings based on its own separate review and takes into account a variety of factors, which are subject to change in making its decision. Accordingly, there can be no assurance of the ratings that will be afforded us in the future.

Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 provides a “Safe harbor” for forward-looking statements which are identified as such and are accompanied by the identification of important factors which could cause a material difference from the forward-looking statements.

Certain information contained in this discussion is or may be considered forward-looking. Forward-looking statements are those not based on historical information, but rather, relate to future operations, strategies, financial results, or other developments, and contain terms such as “may,” “expects,” “should,” “believes,” “anticipates,” “intends,” “estimates,” “projects,” “goals,” “objectives,” or similar expressions.

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

Results of Operations

The following table sets forth the components of our net income (loss):

	Years Ended December 31,
	2002	2001	2000	% Change 02 vs 01	% Change 01 vs 00
	($ In Millions)
Revenue:
Premium income	$1,830.1	$1,618.8	$2,288.6	13%	(29)%
Net investment income	147.3	115.3	100.9	28	14
Fees and other income	143.1	72.5	75.8	97	(4)

Total revenue	2,120.5	1,806.6	2,465.3	17	(27)

Benefits and Expenses:
Policyholders’ benefits and payments	658.0	467.7	463.9	41	1
Addition to policyholders’ reserves and funds	1,204.6	1,059.6	1,679.7	14	(37)
Commissions	136.1	121.9	140.2	12	(13)
Operating expenses, state taxes, licenses and fees	170.4	183.3	185.2	(7)	(1)
Federal income tax (benefit)	12.5	(1.8)	7.2	794	(125)

Total benefits and expenses	2,181.6	1,830.7	2,476.2	19	(26)

Net loss from operations	(61.1)	(24.1)	(10.9)	(154)	(121)
Net realized capital gains (losses)	61.7	(5.5)	(3.0)	NM	(83)

Net income (loss)	$0.6	$(29.6)	$(13.9)	102%	(113)%

NM = not meaningful, in excess of 900%.

The net income for 2002 is primarily attributable to increased realized capital gains resulting from an increase in the market value of hedging instruments, additional fee income from the new coinsurance agreement with MassMutual and increased net investment income, partially offset by earnings strain associated with the continued growth of the Company’s annuity and life insurance businesses, an increase in annuity reserves for guaranteed minimum death benefits, higher surrender benefits and higher death claims. It is generally expected that the increase in policyholders’ reserves and costs related to the production of new business will exceed the amount of premium earned in the first year of a policy, causing operating losses. We expect that a certain level of losses may continue in conjunction with future growth.

Costs related to the production of new business include commissions and other variable producer compensation, management fees assessed by MassMutual and business issuance and processing costs, which include policy assembly and other customer service activities, including fluctuations in the market value of variable funds during the processing of deposits. During 2002 and 2001, costs related to the production of new business as a percentage of premiums were higher, primarily due to strong fixed annuity sales and a lower portion of new business generated through variable annuity exchange programs with MassMutual contract owners. See Related party transactions, footnote 7, Notes to Statutory Financial Statements, for further information on the annuity exchange programs with MassMutual.

Net losses increased in 2001 primarily due to earnings strain associated with continued growth of the Company’s life insurance business, higher death claims, and lower expense allowances on reinsurance ceded; partially offset by an increase in net investment income, higher fees from the administration of separate investment funds and a higher tax benefit.

Selected premium and life insurance information is presented below:

	Years Ended December 31,
	2002	2001	2000	% Change 02 vs 01	% Change 01 vs 00
	($ In Millions)
Premium Income:
Term life	$13.7	$19.4	$18.6	(29)%	4%
Universal, variable & corporate owned life	506.1	503.8	467.7	—	8
Annuities and supplementary contracts	1,502.8	1,212.1	1,922.9	24	(37)

Total direct premiums	2,022.6	1,735.3	2,409.2	17	(28)
Less: Reinsurance ceded	192.5	116.5	120.6	65	(3)

Total	$1,830.1	$1,618.8	$2,288.6	13%	(29)%

Life Insurance Sales Face Amount:
Term life	$126.5	$344.7	$174.1	(63)%	98%
Universal, variable & corporate owned life	5,074.3	4,210.0	12,797.4	21	(67)

Total direct sales	5,200.8	4,554.7	12,971.5	14	(65)
Less: Reinsurance ceded	4,266.9	4,191.1	12,654.4	2	(67)

Total	$933.9	$363.6	$317.1	157%	15%

Life Insurance In Force Face Amount:
Term life	$8,159.7	$8,977.7	$8,848.5	(9)%	1%
Universal, variable & corporate owned life	58,683.8	57,899.5	56,113.6	1	3

Total direct in-force	66,843.5	66,877.2	64,962.1	—	3
Less: Reinsurance ceded	45,378.3	44,365.1	42,742.7	2	4

Total	$21,465.1	$22,512.1	$22,219.4	(5)%	1%

	(In Whole Units)
Number of Policies In Force:
Term life	18,060	19,995	22,346	(9)%	(11)%
Universal, variable & corporate owned life	174,625	177,575	177,274	(2)	—
Annuities	95,236	73,734	58,633	29	26

Total	287,921	271,304	258,253	6%	5%

Premium income increased in 2002 primarily due to increases in premium received from annuity products. Increases in annuity product premium over 2001 were primarily the result of an increase in sales of fixed annuity products and increased sales of a new variable annuity product, which was introduced in July 2001.

Sales in 2002 of fixed annuity products increased to 45% of annuity sales from 16% in 2001. The decrease in variable annuity sales is a direct result of market performance and a reduction in premium received from variable annuity exchange programs with MassMutual.

Premium income decreased in 2001 primarily due to decreases in premiums of annuity products. The overall decrease in premium income was primarily the result of a reduction in premium received from variable annuity exchange programs with MassMutual.

In 2002, our business mix has shifted as a result of increasing sales of annuity products. Annuity products comprised 82% of total net premium income during 2002, compared to 75% in 2001 and 84% in 2000. In contrast, universal and other life products were 18% of total net premium income in 2002, compared to 25% in 2001, and 16% in 2000.

The components of net investment income are set forth in the table below:

	Years Ended December 31,
	2002	2001	2000	% Change 02 vs 01	% Change 01 vs 00
	($ In Millions)
Gross Investment Income:
Bonds	$91.6	$75.7	$62.6	21%	21%
Mortgage loans	25.7	22.5	21.1	14	7
Policy loans	9.9	9.8	8.6	1	14
Other investments	16.2	5.8	1.5	179	287
Cash and short-term investments	7.6	5.6	9.1	36	(38)

Total gross investment income	151.0	119.4	102.9	26	16
Less: Investment expenses	(4.3)	(3.2)	(2.5)	34	28
IMR amortization	0.6	(0.9)	0.5	167	(280)

Net Investment Income	$147.3	$115.3	$100.9	28%	14%

Net investment income increased in 2002 primarily due to a 50% increase in average invested assets, partially offset by a decrease in the gross yield for the investment portfolio to 6.3% in 2002 from 7.5% in 2001. Net investment income increased in 2001 primarily due to a 21% increase in average invested assets, partially offset by a decrease in the gross yield for the investment portfolio to 7.5% in 2001 from 7.8% in 2000.

The increase in 2002 and 2001 gross investment income from bonds is due to increased investment levels, partially offset by lower yields. Annualized gross investment yields decreased as older, higher yielding bonds mature and are replaced with new bonds that have lower yields.

The increase in mortgage loans’ investment income in 2002 and 2001 is primarily due to an increase in the level of commercial mortgages, partially offset by a decrease in mortgage yields.

The increase in policy loan gross investment income in 2002 and 2001 is primarily due to an increase in average policy loan balances between years.

The increase in other investments’ gross investment income in 2002 is primarily due to increases in derivative instrument holdings. Average other investments increased 373% in 2002. See Portfolio risk management, footnote 5, Notes to Statutory Financial Statements, for further information. The increase in other investments’ gross investment income in 2001 is primarily due to an increase in income from interest rate swaps.

The increase in gross investment income from cash and short-term investments in 2002 is primarily due to an increase in average invested cash and short-term investments balances over the prior year. The decrease in gross investment income from cash and short-term investments in 2001 is primarily due to the declining interest rate environment, partially offset by an increase in average invested cash and short-term investment balances over 2000.

Fluctuations in market conditions will impact future investment results.

The components of fees and other income are set forth below:

	Years Ended December 31,
	2002	2001	2000	% Change 02 vs 01	% Change 01 vs 00
	($ In Millions)
Fees	$72.2	$66.0	$48.4	9%	36%
Commission and expense allowance on
reinsurance ceded	97.7	36.7	55.7	166	(34)
Reserve adjustments on reinsurance
ceded	(26.8)	(30.2)	(28.3)	11	(7)

Total fees and other income	$143.1	$72.5	$75.8	97%	(5)%

Fees and other income increased in 2002, as compared to 2001, primarily due to a new coinsurance agreement with MassMutual resulting in a $61.0 million increase in commissions and expense allowance on reinsurance ceded. This increase is enhanced by higher administrative fees collected from the management of investment accounts and lower reserve adjustments on reinsurance ceded. See “Related party transactions”, footnote 7, Notes to Statutory Financial Statements, for a more detailed description of the Company’s modified coinsurance agreements with MassMutual.

Fees increased in 2001 due to increases in fees collected from the administration of separate accounts as a result of variable life and variable annuity sales. Commissions and expense allowances on reinsurance ceded decreased in 2001 primarily due to lower first year commission allowance on annuity products.

Policyholders’ benefits and payments increased in 2002, primarily due to an increase in annuity surrenders and benefit payments on individual annuity products. Annuity surrenders increased $157.6 million, or 43%, while annuity benefit payments increased $20.6 million, or 70%, from 2001, primarily due to lower market returns on separate account assets and continued business growth. The increase in policyholders’ benefits and payments in 2001 is primarily attributable to increased death benefits due to higher mortality, partially offset by lower annuity surrender benefits. Individual annuity surrenders decreased $21.4 million, or 6% in 2001.

The life insurance lapse rate, which is based on the amount of life insurance in force, improved to 5.9% for 2002 from 6.0% in 2001 and 7.4% in 2000. This decrease is due to improved customer service efforts and asset retention rates over the last two years. Death claims, net of reinsurance increased $9.4 million in 2002 and $24.3 million in 2001, primarily due to less favorable direct mortality.

Addition to policyholders’ reserves and funds includes transfers to and from the separate accounts, based upon policyholder elections, and the change in general account reserves. This increase during 2002 was primarily due to a $543.5 million increase in general account reserves, partially offset by a $305.3 million decrease in separate account withdrawals and other transfers and a $93.3 million increase in separate account deposits. The increase in 2002 in the change in general account reserves is primarily attributable to a $523.2 million increase in the change in annuity reserves and a $25.1 million increase in the change in life reserves. The increase in the change in annuity reserves is primarily due to increases in the reserves as a result of increased sales of fixed annuity products, the introduction of a new variable annuity product in 2001 and a 2002 increase in reserves for guaranteed minimum death benefits.

The decrease in addition to policyholders’ reserves and funds during 2001 was primarily due to a $928.8 million decrease in separate account deposits, partially offset by a $98.4 million decrease in separate account withdrawals and other transfers and a $209.9 million increase in general account reserves. The $209.9 million increase in 2001 in the general account reserves is primarily attributable to a $193.9 million increase in annuity reserves and a $16.0 million increase in life reserves. The 2001 increase in annuity reserves is primarily due to increases in the reserves of our fixed annuity products. The 2001 increase in life reserves is primarily due to new universal life products.

Commissions increased in 2002, primarily due to increased sales of annuity products. Annuity product commissions increased $26.1 million, or 60%, partially offset by a decrease in life insurance commissions of $12.0 million in 2002. The overall decrease in commissions as a percentage of sales is primarily due to a continued shift in the sales mix to annuity products, which have lower commission rates than life products. Commissions decreased in

2001 primarily due to a decrease in sales of annuity products and an increase in the sale of non-traditional life insurance products. Commissions on non-traditional life insurance products are lower than commissions charged on traditional life insurance products. In 2001, life insurance commissions decreased $13.2 million while commissions on annuity products decreased $5.1 million. Annuity commissions include amounts due MassMutual for participation in various variable annuity exchange programs.

Operating expenses, state taxes, licenses and fees decreased in 2002, primarily due to lower first year life insurance premium, partially offset by an increase in expenses associated with sales of annuity products. The decrease in operating expenses, state taxes, licenses and fees during 2001 was primarily attributable to the decrease in sales of annuity products. Management fees charged by MassMutual include increases in agency allowances and other expenses associated with the production of new business.

The increase in federal income taxes during 2002 is primarily attributable to the timing of the tax deductibility of policyholder acquisition costs and the difference between statutory insurance and tax reserves. The decrease in federal income taxes during 2001 is primarily attributable to the higher net loss from operations before federal income taxes plus the timing of the tax deductibility of policyholder acquisition costs and the difference between statutory insurance reserves and tax reserves.

Realized capital gains, after the transfer to the IMR, increased $67.2 million for the year ended December 31, 2002. This increase is primarily due to increased mark to market adjustments for derivative instruments, partially offset by higher credit related losses from the sale of bonds. The increase in 2001 realized capital losses after transfers to the IMR, is primarily attributable to credit related losses from the sale of bonds.

Statement of Financial Position

The following table sets forth our more significant assets, liabilities and shareholder’s equity:

	Years Ended December 31,
	2002	2001	% Change
	($ In Millions)
Assets:
Bonds	$1,510.7	$1,165.7	30%
Common stock-subsidiary	194.0	—	100
Mortgage loans	420.9	329.0	28
Policy loans	132.9	132.4	—
Other investments	110.3	24.2	356
Cash and short-term investments	722.5	209.6	245

Total investments	3,091.3	1,860.9	66
Other assets	58.9	79.7	(26)

	3,150.2	1,940.6	62
Separate account assets	2,958.4	3,317.5	(11)

Total assets	$6,108.6	$5,258.1	16%

Liabilities and shareholder’s equity:
Policyholders’ reserves and funds	$2,728.7	$1,753.4	56%
Asset valuation and other investment reserves	15.8	16.1	(2)
Transfer due from separate accounts	(94.3)	(123.7)	24
Other liabilities	159.2	106.9	49

	2,809.4	1,752.7	55
Separate account liabilities	2,958.4	3,317.5	(11)

Total liabilities	5,767.8	5,070.2	14
Shareholder’s equity	340.8	187.9	81

Total liabilities and shareholder’s equity	$6,108.6	$5,258.1	16%

Assets

Total assets at December 31, 2002, increased by $850.5 million, or 16%, from December 31, 2001 primarily due to the growth in the Company’s general account and the contribution of MML Bay State Life Insurance Company (“Bay State”) to the Company by MassMutual, partially offset by decreases in the Company’s separate account assets.

General account assets increased $1,209.6 million or 62% from December 31, 2001, primarily due to increases in all categories of invested assets. These increases in investments were primarily the result of the Company’s continued growth, the investment of cash flow generated by the Company’s operations, derivative mark to market adjustments and the contribution of Bay State to the Company by MassMutual. The portfolio of general account invested assets is managed to support product liabilities in light of yield, liquidity and diversification considerations. The general investment account portfolio does not include the Company’s separate account invested assets. The Company’s separate account assets decreased $359.1 million or 11% primarily due to unfavorable market conditions and variable annuity surrenders.

Bonds increased 30% from December 31, 2001 to December 31, 2002. During the year $840.1 million of bonds were purchased, while maturities and sales proceeds totaled $486.2 million. There was a change in the mix of bonds at December 31, 2002, compared to December 31, 2001. Bond investments in U.S. Treasury and other government holdings decreased to 4% of the total portfolio at December 31, 2002, from 10% as of December 31, 2001 while mortgage backed securities increased from 9% to 16% during the same period.

Bonds and short-term securities in NAIC classes 1 and 2 increased to 68% at December 31, 2002 from 67% of general account invested assets at December 31, 2001. The percentage of our general account invested assets representing bonds and short-term investments in NAIC classes 3 through 6 decreased to 4% at December 31, 2002 from 7% at December 31, 2001. See “Investments” section for a related discussion of NAIC investment classes.

Common stock-subsidiary is $194.0 million at December 31, 2002 due to the contribution of Bay State to the Company by MassMutual during the third quarter of 2002. See “Summary of significant accounting policies and practices”, Footnote 2c “Common stock-subsidiary”, for additional information on this transaction.

The increase in mortgage loans is primarily attributed to a continuation of our strategy of increasing our investment in mortgage loans due to favorable market conditions. For the year ended December 31, 2002, $168.0 million of new loans were issued and $75.5 million was received on outstanding accounts.

The Company’s cash and derivative positions are increasing primarily due to the increase in fixed annuity sales and a decrease in the supply of fixed income investments, such as bonds. The offerings of the public bond markets have become less attractive as bonds with lower credit risk are priced at very tight spreads over the Treasury rate. The Company uses a combination of derivatives and short-term investments to synthetically create temporary investment positions, which are highly liquid and of high quality. These synthetic investments perform like bonds and are held to improve the quality and performance of the general investment account until other suitable investments become available.

Other investments, consisting of interest rate swaps, financial options, forwards, asset, equity and currency swaps, real estate, unaffiliated common stocks, preferred stocks, and joint venture interests increased, primarily due to increases in the market value of derivative instruments and increases in unaffiliated common stock and joint venture interests. At December 31, 2002, the Company had interest rate swaps, financial options and currency swaps with notional amounts of $1,104.0 million, $379.5 million and $17.3 million, respectively. At December 31, 2001, the Company had interest rate swaps, financial options and currency swaps with notional amounts of $594.9 million, $669.5 million and $11.9 million, respectively.

Other assets decreased by 26% from December 31, 2001. This decrease is primarily due to a $20.5 million decrease in amounts recoverable from reinsurance.

Liabilities

As with assets, most of the 2002 increase in liabilities occurred in general account liabilities, partially offset by a decrease in separate account liabilities. The growth in the general account is primarily attributable to growth in policyholders’ reserves and funds, lower transfers due from separate accounts, and an increase in other liabilities.

The increase in policyholders’ reserves and funds was primarily due to the new sales of fixed annuity products, sales of life insurance products, and interest credited.

Transfers due from separate accounts decreased by 24% from December 31, 2001. Transfers due from separate accounts represents policyholders’ account values in excess of statutory benefit reserves. This decrease is consistent with the decline in separate account liabilities, primarily attributable to market conditions, and the increase in statutory reserves as contracts mature. Management believes that this trend will continue.

The increase in other liabilities in 2002 is primarily due to increases in payables for securities purchased of $24.8 million and federal income taxes payable of $22.5 million.

Shareholder’s Equity

The increase in shareholder’s equity at December 31, 2002 is primarily due to:

•	an increase in additional paid-in capital of $191.5 million from the contribution of Bay State to the Company by MassMutual,
•	an increase of $2.9 million due to a change in deferred income taxes and
•	net income of $0.6 million

partially offset by:

•	a decrease of $34.9 million due to changes in reserve valuation bases and
•	a decrease of $11.0 million due to a change in non-admitted assets.

Liquidity and Capital Resources

Liquidity

Cash and short-term investments increased $512.9 million, or 245%, during 2002 primarily due to cash provided by operating activities partially offset by cash used in investing activities.

Net cash provided by operating activities increased $558.9 million in 2002. We attribute this increase primarily to increased fixed annuity sales, higher investment income, higher fees and other income and lower operating expenses.

Loans and purchases of investments increased $315.5 million, or 44%, primarily due to a higher level of bond and mortgage purchase activity during 2002. Sales and maturities of investments and receipts from repayments of loans increased $214.8 million, or 60%, in 2002. We attribute this increase primarily to higher bond sales proceeds and maturities in 2002.

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

Our principal sources of liquidity are operating cash flow and holdings of cash, cash equivalents, and other readily marketable assets. Our primary cash flow sources are investment income, principal repayments on invested assets, and premium.

Our liquid assets include U.S. Treasury bond holdings, short-term money market investments, stocks, and marketable long-term fixed income securities. Cash and short-term investments totaled $722.5 million at December 31, 2002. The carrying value of highly liquid securities, comprised of NAIC Class 1 and 2 publicly traded bonds, was approximately $1,639.1 million at December 31, 2002.

We proactively manage our liquidity position on an ongoing basis to meet cash needs while minimizing adverse impacts on investment returns. We analyze a variety of scenarios modeling potential demands on liquidity, taking into account the provisions of our policies and contracts in force, our cash flow position, and the volume of cash and readily marketable securities in our portfolio.

One of our primary liquidity concerns is the risk of early contract-holder and policyholder withdrawal. Life insurance policies are less susceptible to withdrawal than annuity contracts because annuities are primarily used as investment vehicles, while life policies are used to fulfill longer-term financial planning needs. We closely evaluate and manage our liquidity risk by, for example, including provisions in our products such as contingent deferred sales charges to discourage surrenders.

Based on our ongoing monitoring and analysis of our liquidity sources and demands, we believe that we are in a strong liquidity position.

Capital Resources

As of December 31, 2002, our total adjusted capital as defined by the NAIC was $356.6 million. The NAIC developed the Risk Based Capital (“RBC”) model to compare the total adjusted capital with a standard design in order to reflect an insurance company’s risk profile. Although we believe that there is no single appropriate means of measuring RBC needs, we feel that the NAIC approach to RBC measurement is reasonable, and we manage our capital position with significant attention to maintaining adequate total adjusted capital relative to RBC. Our total adjusted capital was in excess of all RBC standards at December 31, 2002 and 2001. We believe that we are well positioned to meet policyholder and other obligations.

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

Investments

General

As directed by our policyholders, a portion of our assets are policyholders’ investments in our separate accounts. We record the assets in our separate accounts at market value, and we pass all investment risks on to our policyholders. The following discussion focuses on the general investment account portfolio, which does not include our separate account assets.

At December 31, 2002, we had $3,091.3 million of invested assets in our general investment account. We manage the portfolio of invested assets to support the general account liabilities of the business in light of yield, liquidity, and diversification considerations.

The following table sets forth our invested assets in the general investment account and the related gross investment yield:

	December 31,
	2002			2001			2000
	Carrying Value	% of Total	Yield	Carrying Value	% of Total	Yield	Carrying Value	% of Total	Yield
	($ In Millions)
Bonds	$1,510.7	49%	7.1%	$1,165.7	63%	7.6%	$898.8	63%	8.0%
Mortgage loans	420.9	14	7.1	329.0	18	7.8	270.1	19	8.9
Policy loans	132.9	4	7.8	132.4	7	7.9	124.0	9	7.3
Other investments	304.3	10	10.4	24.2	1	25.0	27.9	2	5.8
Cash and short-term investments	722.5	23	1.6	209.6	11	3.5	115.4	7	6.3

Total investments	$3,091.3	100%	6.3%	$1,860.9	100%	7.5%	$1,436.2	100%	7.8%

We calculate the yield on each investment category, before federal income taxes as: (a) two times gross investment income divided by (b) the sum of assets at the beginning of the year and assets at the end of the year, less gross investment income. After expenses and IMR amortization net annualized yields were 6.1%, 7.3% and 7.7% for the years ended December 31, 2002, 2001 and 2000, respectively.

Bonds

Bonds consist primarily of government securities and high quality marketable corporate debt securities. We invest a significant portion of our investments in high quality publicly traded bonds in order to maintain and manage liquidity and reduce the risk of default in the portfolio.

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

The table below sets forth the NAIC SVO ratings for our bond portfolio (including short-term securities) and, what we believe are the equivalent rating agency designations. At December 31, 2002 and 2001, 94% and 91%, respectively, of the portfolio was invested in NAIC Classes 1 and 2 securities.

Bond Credit Quality

(includes short-term securities)

		December 31,
		2002		2001
NAIC Bond Classes	Rating Agency Equivalent Designation	Carrying Value	% of Total	Carrying Value	% of Total
		($ In Millions)
1	Aaa/Aa/A	$1,185.8	53%	$663.3	48%
2	Baa	911.4	41	588.1	43
3	Ba	88.3	4	81.2	6
4	B	20.5	1	30.5	2
5	Caa and lower	7.0	—	4.2	—
6	In or near default	13.8	1	4.5	1

	Total	$2,226.8	100%	$1,371.8	100%

The tables below set forth the NAIC SVO ratings for our publicly traded and privately placed components of our bond portfolio, including short-term securities:

Publicly Traded Bond Credit Quality

(includes short-term securities)

		December 31,
		2002		2001
NAIC Bond Classes	Rating Agency Equivalent Designation	Carrying Value	% of Total	Carrying Value	% of Total
		($ In Millions)
1	Aaa/Aa/A	$987.3	59%	$513.6	55%
2	Baa	651.7	39	387.6	41
3	Ba	33.2	2	27.1	3
4	B	7.3	—	6.6	1
5	Caa and lower	1.0	—	1.3	—
6	In or near default	2.8	—	0.3	—

	Total	$1,683.3	100%	$936.5	100%

Privately Placed Bond Credit Quality

(includes short-term securities)

		December 31,
		2002		2001
NAIC Bond Classes	Rating Agency Equivalent Designation	Carrying Value	% of Total	Carrying Value	% of Total
		($ In Millions)
1	Aaa/Aa/A	$198.5	37%	$149.7	34%
2	Baa	259.6	48	200.5	46
3	Ba	55.1	10	54.1	12
4	B	13.2	2	23.9	6
5	Caa and lower	6.1	1	2.9	1
6	In or near default	11.0	2	4.2	1

	Total	$543.5	100%	$435.3	100%

We utilize our investments in the privately placed bond portfolio to enhance the value of our overall portfolio, increase diversification, and obtain higher yields than are possible with comparable quality public market securities. To control risk when utilizing privately placed securities, we rely upon:

•	broader access to management information,
•	strengthened negotiated protective covenants,
•	call protection features, and
•	a higher level of collateralization than can customarily be achieved in the public market.

The strength of our privately placed bond portfolio is demonstrated by the predominance of NAIC Classes 1 and 2 securities.

The following table sets forth by industry category the total bond portfolio, including short-term securities, as of December 31, 2002:

Bond Portfolio by Industry

(includes short-term securities)

	December 31, 2002
	Public		Private		Total
Industry Category	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total
	($ In Millions)
Mortgage-Backed Securities	$395.6	24%	$48.5	9%	$444.1	20%
Consumer Services	171.9	10	133.0	24	304.9	14
Finance & Leasing Co.	199.7	12	32.8	6	232.5	10
Utilities	144.8	8	42.0	8	186.8	8
Capital Goods	85.9	5	95.0	18	180.9	8
Natural Resources	109.3	7	57.5	11	166.8	8
Government	145.2	8	0.5	—	145.7	7
Media	114.6	7	22.9	4	137.5	6
Consumer Cyclicals	72.6	4	24.4	5	97.0	4
Healthcare	77.7	5	8.9	2	86.6	4
Technology	68.0	4	9.2	1	77.2	4
Asset-Backed Securities	22.7	1	40.7	8	63.4	3
Transportation	27.1	2	11.4	2	38.5	2
Retail	24.8	2	7.0	1	31.8	1
Telecommunications	19.4	1	6.7	1	26.1	1
Others	4.0	—	3.0	—	7.0	—

Total	$1,683.3	100%	$543.5	100%	$2,226.8	100%

Bond Portfolio Surveillance and Under-Performing Investments

To identify under-performing investments, we review all bonds on a regular basis utilizing the following criteria:

•	material declines in revenues or margins,
•	significant uncertainty regarding the issuer’s industry,
•	debt service coverage or cash flow ratios that fall below industry-specific thresholds,
•	violation of financial covenants,
•	trading of public securities at a substantial discount due to specific credit concerns, and
•	other subjective factors that relate to the issuer.

We actively review the bond portfolio to estimate the likelihood and amount of financial defaults or write-downs in the portfolio and to make timely decisions as to the potential sale or renegotiation of terms of specific investments.

The NAIC defines under-performing bonds as those whose deferral of interest and/or principal payments are deemed to be caused by the inability of the obligor to make such payments as called for in the bond contract. At December 31, 2002, we had $16.9 million of under-performing bonds. At December 31, 2001, we had $5.1 million of under-performing bonds.

As a result of our conservative monitoring process, we generate an internal watch list, which includes certain securities that would not be classified as under-performing under the SVO credit rating system. At December 31, 2002, bonds having a carrying value of $60.2 million, or 3%, of the total bond portfolio including short-term securities, had been placed on our internal watch list. The internal watch list is comprised of bonds that have the following NAIC ratings:

•	$6.3 million NAIC Class 1,
•	$24.2 million NAIC Class 2,
•	$14.9 million NAIC Class 3,
•	$10.3 million NAIC Class 4,
•	$3.0 million NAIC Class 5, and
•	$1.5 million NAIC Class 6

Mortgage Loans

At December 31, 2002, mortgage loans represented 14% of the total investments in the general account compared to 18% at December 31, 2001. Mortgage loans consist of commercial mortgage loans and residential mortgage loan pools. At December 31, 2002, commercial mortgage loans comprised 64% of the mortgage loan portfolio compared to 68% at December 31, 2001.

Commercial

Our commercial mortgage loan portfolio consists of fixed and floating rate loans on completed, income producing properties. The majority of the portfolio is fixed rate mortgages.

At December 31, 2002, 91.6% of our commercial mortgage loan portfolio consisted of bullet loans compared to 95.5% at December 31, 2001. Bullet loans are loans that do not fully amortize over their term.

During 2002 and 2001, all renewed bullet loans were performing assets prior to renewal and all loan renewals reflected market conditions. Past experience with regard to bullet maturities, however, is not necessarily indicative of future results.

We consider the maturities of commercial mortgage loans to be sufficiently diversified, and carefully monitor and manage maturities in light of our liquidity needs. In 2002, we added 42 new loans for $116.8 million, 16 of which were office buildings for $51.9 million. Additionally, in 2002, borrowers paid off 16 loans, which totaled $30.8 million.

The following tables set forth, by property type and geographic distribution, the carrying value of commercial mortgage loan balances:

Commercial Mortgage Loans by Property Type

	December 31,
	2002		2001
	Carrying Value	% of Total	Carrying Value	% of Total
	($ In Millions)
Office	$138.6	52%	$129.8	58%
Apartments	54.4	20	25.5	12
Hotels & motels	47.7	18	45.3	20
Retail	17.2	6	15.8	7
Industrial & other	11.2	4	7.4	3

	$269.1	100%	$223.8	100%

Commercial Mortgage Loans by Geographic Distribution

	December 31,
	2002		2001
	Carrying Value	% of Total	Carrying Value	% of Total
	($ In Millions)
West	$65.9	24%	$53.5	24%
Northeast	55.7	21	37.7	17
Midwest	43.4	16	49.4	22
Southwest	39.5	15	35.0	16
Mid–Atlantic	34.3	13	23.4	10
Southeast	30.3	11	24.8	11

	$269.1	100%	$223.8	100%

Residential

Our residential mortgage loan portfolio consists of conventional and Federal Home Administration and Veterans Administration (“FHA/VA”) mortgage pools. We impose rigorous investment standards, including governmental agency guarantees, seasoned pools, and discount pricing as protection against prepayment risk.

Mortgage Loan Portfolio Surveillance and Under-Performing Investments

We actively monitor, manage and directly service our commercial mortgage loan portfolio. We review all aspects of loan origination and portfolio management, including:

•	lease analysis,
•	property transfer analysis,
•	economic and financial reviews,
•	tenant analysis, and
•	oversight of default and bankruptcy proceedings.

We revalue all properties each year and re-inspect all properties either annually or every other year based on internal quality ratings.

We use the following criteria to determine whether a current or potential problem exists:

•	borrower bankruptcies,
•	major tenant bankruptcies,
•	requests for restructuring,
•	delinquent tax payments,
•	late payments,
•	loan-to-value or debt service coverage deficiencies, and
•	overall vacancy levels.

There were no current and potential problem mortgage loans consisting of restructure mortgage loans at December 31, 2002. The carrying value of current and potential problem mortgage loans, consisting of restructured mortgage loans, was $2.8 million at December 31, 2001. There were no problem commercial mortgage loans in process of foreclosure, in default, or in actively managed properties.

The asset valuation reserve contains a mortgage loan component, which totaled $6.0 million at December 31, 2002. See “Investment Reserves”.

Investment Reserves

When we determine that it is probable that the estimated fair value of an invested asset is less than our carrying value, we establish and record appropriate write-downs or investment reserves in accordance with statutory practice.

We determine the net realizable value of bonds in accordance with principles established by the SVO using criteria such as:

•	the net worth and capital structure of the borrower,
•	the value of the collateral,
•	the presence of additional credit support, and
•	our evaluation of the borrower’s ability to compete in a relevant market.

In the case of commercial mortgage loans, we make borrower and property-specific assessments as well.

In compliance with regulatory requirements, we maintain the AVR. The AVR stabilizes surplus against non-interest rate related fluctuations in the value of stocks and bonds.

Our total investment reserves at December 31, 2002, are $15.8 million a decrease of $0.3 million, or 2%, from $16.1 million at December 31, 2001.

The following table presents the change in total investment reserves for the years 2002 and 2001:

	Total Investment Reserves
	Bonds, Preferred Stocks, and Short-term Investments	Mortgage Loans	Other Investments	Total
	($ In Millions)
Balance at December 31, 2000(1)	$10.5	$7.6	$2.7	$20.8

Reserve contributions(2)	7.4	(2.3)	0.5	5.6
Net realized capital gains (losses)(3)	(6.0)	—	0.2	(5.8)
Unrealized capital losses(4)	(1.1)	—	(3.4)	(4.5)

Net change to shareholder’s equity(5)	0.3	(2.3)	(2.7)	(4.7)

Balance at December 31, 2001(1)	$10.8	$5.3	$—	$16.1

Reserve contributions(2)	6.8	1.1	0.5	8.4
Net realized capital (losses) gains(3)	(6.0)	(0.2)	(0.6)	(6.8)
Unrealized capital losses(4)	(2.3)	(0.1)	0.5	(1.9)

Net change to shareholder’s equity(5)	(1.5)	0.8	0.4	(0.3)

Balance at December 31, 2002(1)	$9.3	$6.1	$0.4	$15.8

(1)	The balance is comprised of the AVR and other investment reserves which are recorded as liabilities on the statement of financial position as follows:

	AVR	Other Investment Reserves	Total
	(In Millions)
Balance at December 31, 2000	$20.8	—	$20.8
Balance at December 31, 2001	$15.6	$0.5	$16.1
Balance at December 31, 2002	$15.8	—	$15.8

(2)	Amounts represent contributions calculated on a statutory formula and other amounts we deem necessary. The statutory formula provides for maximums that when exceeded cause a negative contribution. Additionally, these amounts represent the net impact on shareholder’s equity for investment gains and losses not related to changes in interest rates, transfers among categories and changes in the general investment reserves.
(3)	These amounts offset realized capital gains (losses), net of tax, that have been recorded as a component of net income. Amounts include realized capital gains and losses, net of tax, on sales not related to interest fluctuations, such as repayments of mortgage loans at a discount and mortgage loan foreclosures.
(4)	These amounts offset unrealized capital gains (losses), recorded as a change in shareholder’s equity. Amounts primarily include unrealized losses due to market value reductions of bonds and preferred stock and unrealized losses due to market value reductions of other invested assets.
(5)	Amounts represent the reserve contribution (note 2) less amounts already recorded (notes 3 and 4). This net change in reserves is recorded as a change in shareholder’s equity.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

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

We have excluded all separate account assets and liabilities from the following discussion since all market risks associated with those accounts are not borne by us, rather they are assumed by the contract-holders.

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

Based upon the information and assumptions we used in our asset/liability analysis as of December 31, 2002, we estimate that a hypothetical immediate 10% increase in interest rates would decrease the net fair value of our financial instruments by $42.4 million. A change in interest rates of 10% would not have a material impact on our future earnings or cash flows. A significant portion of our liabilities, e.g., insurance policy and claim reserves, are not considered financial instruments and are excluded from the above analysis. Because of our asset/liability management, a corresponding change in the fair values of these liabilities, based on the present value of estimated cash flows, would significantly offset the net decrease in fair value estimated above.

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

We utilize interest rate swap agreements and options to reduce interest rate exposures arising from mismatches between assets and liabilities and to modify portfolio profiles to manage other risks identified. Under interest rate swaps, we agree to an exchange, at specified intervals, between streams of variable rate and fixed rate interest payments, calculated by reference to an agreed-upon notional principal amount. The fair value of these contracts is included in other investments on the Statutory Statements of Financial Position. Changes in the fair value of these contracts are recorded as realized gains and losses when contracts are closed and at each reporting date. Net amounts receivable and payable are accrued as adjustments to net investment income and are included in other investments on the Statutory Statements of Financial Position. Gains and losses realized on the termination or assignment of contracts are recognized as realized capital gains and losses.

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

We enter into forward U.S. Treasury, Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”) commitments and other commitments for the purpose of managing interest rate exposure. We generally do not take delivery on forward commitments. These commitments are instead settled with offsetting transactions. Changes in the value of these contracts are recorded as realized capital gains and losses when contracts are closed and at each reporting date.

We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. In many instances, we enter into agreements with counterparties which allow for contracts in a positive position to be offset by contracts in a negative position. This right of offset combined with collateral obtained from counterparties, reduces our overall exposure. The amounts at risk in a net gain position were $78.7 million at December 31, 2002, and $12.5 million at December 31, 2001. We monitor exposure to ensure counterparties are credit worthy and concentration of exposure is minimized.

The following table summarizes the carrying value, fair value and notional amount of the Company’s derivative financial instruments:

	December 31, 2002
	Carrying Value	Fair Value	Notional Amount
	(In Millions)
Interest rate swaps	$65.8	$65.8	$1,104.0
Options	6.8	6.8	379.5
Currency swaps	1.0	1.0	17.3
Forward commitments, equity and asset swaps	3.3	3.3	244.5

Total	$76.9	$76.9	$1,745.3

	December 31, 2001
	Carrying Value	Fair Value	Notional Amount
	(In Millions)
Interest rate swaps	$6.7	$6.7	$594.9
Options	3.8	3.8	669.5
Currency swaps	0.8	0.8	11.9
Forward commitments, equity and asset swaps	—	—	8.3

Total	$11.3	$11.3	$1,284.6

Item 8. Financial Statements and Supplementary Data

Financial statements, in the form required by Regulation S-X, are set forth below. We are not required to file supplementary financial data specified by Item 302 of Regulation S-K.

Report of Independent Auditors

To the Board of Directors and Shareholders of

C.M. Life Insurance Company:

We have audited the accompanying statutory statements of financial position of C.M. Life Insurance Company (the “Company”) as of December 31, 2002 and 2001, and the related statutory statements of income, changes in shareholder’s equity, and cash flows for the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described more fully in Note 2 to the financial statements, the Company has prepared these financial statements using statutory accounting practices prescribed or permitted by the State of Connecticut Insurance Department, which practices differ from accounting principles generally accepted in the United States of America. The effects on the financial statements of the variances between the statutory basis of accounting and accounting principles generally accepted in the United States of America, although not reasonably determinable, are presumed to be material.

In our opinion, because of the effects of the matters discussed in the preceding paragraph, the statutory financial statements referred to above do not present fairly, in conformity with accounting principles generally accepted in the United States of America, the financial position of C.M. Life Insurance Company as of December 31, 2002 and 2001, or the results of its operations or its cash flows for the years ended December 31, 2002, 2001 and 2000.

In our opinion, the statutory financial statements referred to above present fairly, in all material respects, the financial position of C.M. Life Insurance Company at December 31, 2002 and 2001, and the results of its operations and cash flows for the years ended December 31, 2002, 2001 and 2000, on the basis of accounting described in Note 2.

As discussed in Note 3 to the statutory financial statements, the Company effective January 1, 2001 adopted certain statutory accounting practices as a result of the State of Connecticut Insurance Department’s adoption of the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual.

DELOITTE & TOUCHE LLP

Hartford, Connecticut

March 6, 2003

C.M. Life Insurance Company

STATUTORY STATEMENTS OF FINANCIAL POSITION

	December 31,
	2002	2001
	(In Millions)
Assets:

Bonds	$1,510.7	$1,165.7
Common stock—subsidiary	194.0	–
Mortgage loans	420.9	329.0
Policy loans	132.9	132.4
Other investments	110.3	24.2
Cash and short-term investments	722.5	209.6

Total invested assets	3,091.3	1,860.9
Accrued investment income	32.4	27.8
Insurance amounts receivable	16.4	44.8
Deferred income taxes	10.1	7.1

	3,150.2	1,940.6

Separate account assets	2,958.4	3,317.5

Total assets	$6,108.6	$5,258.1

See Notes to Statutory Financial Statements.

C.M. Life Insurance Company

STATUTORY STATEMENTS OF FINANCIAL POSITION, Continued

	December 31,
	2002	2001
	($ In Millions Except for Par Value)
Liabilities:

Policyholders’ reserves	$2,712.3	$1,745.5
Deposit fund balances	16.4	7.9
Policyholders’ claims and other benefits	16.3	7.0
Transfers due (from) separate accounts	(94.3)	(123.7)
Payable to parent	46.4	45.0
Federal income taxes	45.0	22.5
Asset valuation and other investment reserves	15.8	16.1
Other liabilities	51.5	32.4

	2,809.4	1,752.7

Separate account liabilities	2,958.4	3,317.5

Total liabilities	5,767.8	5,070.2

Shareholder’s equity:

Common stock, $200 par value 50,000 shares authorized 12,500 shares issued and outstanding	2.5	2.5

Paid-in and contributed surplus	390.3	198.8

Surplus	(52.0)	(13.4)

Total shareholder’s equity	340.8	187.9

Total liabilities and shareholder’s equity	$6,108.6	$5,258.1

See Notes to Statutory Financial Statements.

C.M. Life Insurance Company

STATUTORY STATEMENTS OF INCOME

	Years Ended December 31,
	2002	2001	2000
	(In Millions)
Revenue:

Premium income	$1,830.1	$1,618.8	$2,288.6
Net investment income	147.3	115.3	100.9
Fees and other income	143.1	72.5	75.8

Total revenue	2,120.5	1,806.6	2,465.3

Benefits and expenses:

Policyholders’ benefits and payments	658.0	467.7	463.9
Addition to policyholders’ reserves and funds	1,204.6	1,059.6	1,679.7
Operating expenses	152.3	168.5	170.0
Commissions	136.1	121.9	140.2
State taxes, licenses and fees	18.1	14.8	15.2
Federal income tax expense (benefit)	12.5	(1.8)	7.2

Total benefits and expenses	2,181.6	1,830.7	2,476.2

Net loss from operations	(61.1)	(24.1)	(10.9)

Net realized capital gains (losses)	61.7	(5.5)	(3.0)

Net income (loss)	$0.6	$(29.6)	$(13.9)

See Notes to Statutory Financial Statements.

C.M. Life Insurance Company

STATUTORY STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

	Years Ended December 31,
	2002	2001	2000
	(In Millions)

Shareholder’s equity, beginning of year, as previously reported	$187.9	$146.7	$95.3
Cumulative effect of the change in statutory accounting principles	–	15.9	–

Shareholder’s equity, beginning of year, as adjusted	187.9	162.6	95.3

Increase (decrease) due to:

Net income (loss)	0.6	(29.6)	(13.9)
Change in net unrealized capital gains (losses)	1.1	(4.9)	(3.6)
Change in asset valuation and other investment reserves	0.3	4.7	1.9
Additional paid-in and contributed surplus	191.5	45.0	85.0
Change in non-admitted assets	(11.0)	8.1	(9.1)
Change in reserve valuation bases	(34.9)	–	(9.0)
Other	5.3	2.0	0.1

Net increase	152.9	25.3	51.4

Shareholder’s equity, end of year	$340.8	$187.9	$146.7

See Notes to Statutory Financial Statements.

C.M. Life Insurance Company

STATUTORY STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2002	2001	2000
	(In Millions)
Operating activities:

Net income (loss)	$0.6	$(29.6)	$(13.9)
Addition to policyholders’ reserves and policy benefits, net of transfers to separate accounts	970.6	406.2	98.1
Change in accrued investment income	(4.6)	(6.4)	(4.6)
Change in federal income tax payable	22.5	10.2	19.6
Net realized capital (gains) losses	(61.7)	5.5	3.0
Other changes	31.1	13.7	(33.6)

Net cash provided by operating activities	958.5	399.6	68.6

Investing activities:

Loans and purchases of investments	(1,029.0)	(713.5)	(574.2)
Sales and maturities of investments and receipts from repayment of loans	575.4	360.6	354.9

Net cash used in investing activities	(453.6)	(352.9)	(219.3)

Financing activities:

Policyholders’ account balance deposits	16.6	5.2	–
Policyholders’ account balance withdrawals	(8.6)	(2.7)	(0.9)
Additional paid-in and contributed surplus	–	45.0	85.0

Net cash provided by financing activities	8.0	47.5	84.1

Increase (decrease) in cash and short-term investments	512.9	94.2	(66.6)

Cash and short-term investments, beginning of year	209.6	115.4	182.0

Cash and short-term investments, end of year	$722.5	$209.6	$115.4

See Notes to Statutory Financial Statements.

Notes To Statutory Financial Statements

1.	NATURE OF OPERATIONS

C.M. Life Insurance Company (the “Company”) is a wholly-owned stock life insurance subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”). The Company provides life insurance and annuities to individuals and group life insurance to institutions.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

a.	Basis of presentation

The accompanying statutory financial statements have been prepared in conformity with the statutory accounting practices, except as to form, of the National Association of Insurance Commissioners (“NAIC”) and the accounting practices prescribed or permitted by the State of Connecticut Insurance Department (“Department”).

On January 1, 2001, the Company adopted the Codification of Statutory Accounting Principles (“Codification”). Codification provides a comprehensive guide of statutory accounting principles for use by insurers in the United States of America. See Note 3 for additional information with respect to the adoption of new accounting standards.

Statutory accounting practices are different in some respects from financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The more significant differences between accounting principles pursuant to statutory and GAAP are as follows: (a) acquisition costs, such as commissions and other variable costs that are directly related to acquiring new business, are charged to current operations as incurred, whereas GAAP would require these expenses to be capitalized and recognized over the life of the policies; (b) statutory policy reserves are based upon the Commissioners’ Reserve Valuation Methods and statutory mortality and interest assumptions, whereas GAAP reserves would generally be based upon net level premium or the estimated gross margin method with appropriate estimates of future mortality and interest assumptions; (c) bonds are generally carried at amortized cost, whereas GAAP generally requires reporting at fair value; (d) deferred income taxes, which provide for book/tax temporary differences, are subject to limitation and are charged directly to shareholder’s equity, whereas GAAP would include deferred taxes as a component of net income; (e) payments received for universal and variable life products and variable annuities are reported as premium income and changes in reserves, whereas, under GAAP, these payments would be recorded as deposits to policyholders’ account balances; (f) majority-owned subsidiaries are accounted for using the equity method, whereas GAAP would consolidate these entities; (g) assets are reported at “admitted asset” value and “non-admitted assets” are excluded through a charge against shareholder’s equity, while under GAAP, “non-admitted assets” are recorded, net of any valuation allowance; and (h) reinsurance recoverables are reported as a reduction of policyholders’ reserves and funds, while under GAAP, these recoverables are reported as an asset.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during reporting periods. The most significant estimates include those used in determining investment valuation reserves, other than temporary impairments and the liability for future policyholders’ reserves and funds. Future events, including, but not limited to, changes in the levels of mortality, interest rates, persistency and asset valuations, could cause actual results to differ from the estimates used in the financial statements. Although some variability is inherent in these estimates, management believes the amounts presented are appropriate.

b.	Bonds

Bonds are valued in accordance with rules established by the NAIC. Generally, bonds are valued at amortized cost, using the constant yield method.

The values of bonds are adjusted for impairments in value deemed to be other than temporary. The Company considers the following factors in the evaluation of whether a decline in value is other than temporary: (a) the financial condition and near-term prospects of the issuer; (b) the Company’s ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; and (c) the period and degree to which the market value has been below cost. If the impairment is other than temporary, a direct write-down is recognized in the Statutory Statements of Income as a realized capital loss, and a new cost basis is established. Bond transactions are recorded on a trade date basis.

Notes To Statutory Financial Statements, Continued

For mortgage-backed securities included in bonds, the Company recognizes income using a constant yield based on anticipated prepayments and the estimated economic life of the securities. When estimates of prepayments change, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The net investment in these securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the securities. This adjustment is reflected in net investment income.

c.	Common stock-subsidiary

During 2002, MML Bay State Life Insurance Company (“Bay State”) became a wholly-owned stock life insurance subsidiary of the Company through the contribution of all of Bay State’s outstanding shares of common stock from MassMutual to the Company. The Company’s investment in Bay State is classified as Common stock-subsidiary on the Statutory Statements of Financial Position. The Company accounts for the value of its investment in Bay State at its underlying statutory net equity. Bay State operating results, less dividends declared, are reflected as net unrealized capital gains in the Statutory Statements of Changes in Shareholder’s Equity.

This transaction was in the form of a related party capital contribution and is therefore considered a “non-economic transaction”. The transaction was recorded at existing book value and no realized capital gain or loss was recorded on this transaction.

d.	Mortgage loans

Mortgage loans are valued at amortized cost, net of valuation reserves. The Company discontinues the accrual of interest on mortgage loans which are delinquent more than 90 days or when collection is uncertain. Interest income earned on impaired loans is accrued on the net carrying value of the loan based on the loan’s effective interest rate; however, interest is not accrued for impaired loans more than 60 days past due. When it is probable that the Company will be unable to collect all amounts of principal and interest due according to the contractual terms of the mortgage loan agreement, a valuation reserve is established for the excess of the carrying value of the mortgage loan over its estimated fair value. The estimated fair value is based on the collateral value of the loan. Changes in the valuation reserves for mortgage loans are included in net unrealized capital gains and losses. When an event occurs resulting in an impairment that is other than temporary, a direct write-down is recognized in the Statutory Statements of Income as a realized capital loss, and a new cost basis is established. Collateral value is used as the measurement method if foreclosure becomes probable.

e.	Policy loans

Policy loans are carried at the outstanding loan balance less amounts unsecured by the cash surrender value of the policy. Accrued investment income on policy loans more than 90 days past due is included in the unpaid balance of the policy loan.

f.	Other investments

Other investments primarily include derivatives, real estate, unaffiliated common stocks and preferred stocks.

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

Derivatives are included in other investments on the Statutory Statements of Financial Position. Derivatives are carried at fair value and changes in fair values are recorded as realized capital gains and losses on the Statutory Statements of Income. In cases where the Company receives or pays a premium as consideration for entering into a derivative instrument, the premium is amortized into investment income over the useful life of the derivative instrument. The Company’s derivative strategy employs a variety of instruments, including interest rate and currency swaps, options, forward commitments and asset and equity swaps.

Common stocks are valued in accordance with rules established by the NAIC. Generally, common stocks are valued at fair value with unrealized gains and losses included in shareholder’s equity. The values of common stocks are adjusted for impairments in value deemed to be other than temporary.

Notes To Statutory Financial Statements, Continued

The Company considers the following factors in the evaluation of whether a decline in value is other than temporary: (a) the financial condition and near-term prospects of the issuer; (b) the Company’s ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; and (c) the period and degree to which the market value has been below cost. If the impairment is other than temporary, a direct write down is recognized in the Statutory Statements of Income as a realized capital loss, and a new cost basis is established. Common stock transactions are recorded on a trade date basis.

Preferred stocks in good standing are valued at cost and are included in other investments on the Statutory Statements of Financial Position.

g.	Cash and short-term investments

The Company considers all highly liquid investments purchased with a maturity of twelve months or less to be short-term investments. Short-term investments are carried at amortized cost, which approximates fair value.

h.	Accrued investment income

Accrued investment income is valued in accordance with rules established by the NAIC. Accrued investment income consists primarily of interest and dividends. Interest is recognized on an accrual basis and dividends are recorded as earned at the ex-dividend date. Due and accrued income is not recorded on: (a) unpaid interest on bonds in default, (b) interest on mortgage loans delinquent more than 90 days or where collection of interest is uncertain, (c) rent in arrears for more than three months, (d) policy loan interest due and accrued in excess of cash value, and (e) due and accrued interest on non-admitted assets.

i	Separate accounts

Separate account assets and liabilities represent segregated funds administered and invested by the Company for the benefit of variable annuity and variable life insurance policyholders. Assets consist principally of marketable securities reported at fair value and are not available to satisfy liabilities that arise from any other business of the Company. Separate account liabilities represent segregated contract owner funds maintained in accounts with individual investment objectives. The Company receives administrative and investment advisory fees from these accounts.

Separate accounts reflect two categories of risk assumption: non-guaranteed separate accounts for which the policyholder assumes the investment risk and guaranteed separate accounts. The Company did not have any guaranteed separate accounts at December 31, 2002 or 2001. Premium income, benefits and expenses of the separate accounts are reported in the Statutory Statements of Income. Investment income and realized and unrealized capital gains and losses on the assets of separate accounts accrue directly to policyholders and, accordingly, are not reflected in the Statutory Statements of Income.

j	Non-Admitted assets

Assets designated as “non-admitted” by the NAIC include prepaid agent commissions, other prepaid expenses and disallowed interest maintenance reserves and are excluded from the Statutory Statements of Financial Position by an adjustment to shareholder’s equity.

k.	Policyholders’ reserves

Policyholders’ reserves provide amounts adequate to discharge estimated future obligations in excess of estimated future premiums on policies in force. Reserves for life insurance contracts are developed using accepted actuarial methods computed principally on the net level premium, the Commissioners’ Reserve Valuation Method and the California Method bases using the 1980 Commissioners’ Standard Ordinary mortality tables with assumed interest rates ranging from 4.00% to 4.50%.

Reserves for individual annuities are based on account value or accepted actuarial methods, principally at interest rates ranging from 5.25% to 7.25%.

Tabular interest, tabular less actual reserves released and tabular cost for all life contracts are determined based upon statutory regulations. Traditional life permanent and term products use a formula that applies a weighted average interest rate determined from a seriatim valuation file to the mean average reserves.

Notes To Statutory Financial Statements, Continued

Universal and variable life products use a formula that applies a weighted average credited rate to the mean average account value. Corporate owned life insurance products use a formula, which applies a weighted average credited rate to the mean account value. For single premium deferred annuities, basic data was used and for supplementary contracts, a formula was used based upon statutory regulations.

The Company waives deduction of deferred fractional premiums on death and returns any portion of the final premium beyond the date of death. Reserves are computed using continuous functions to reflect these practices. The Company reserves for any surrender value promised in excess of the reserve as legally computed.

The reserve method applied to standard policies is used for substandard reserve calculations which are based on a substandard mortality rate (a multiple of standard reserve tables).

The Company had $3,542.5 million of insurance in force at December 31, 2002, for which the gross premium is less than the net premium according to the standard valuation set by the Department.

Guaranteed minimum death benefit reserves (“GMDB”) on certain variable universal life and annuity products are also established by the Company. These reserves are largely a function of historical separate account returns and assumptions regarding future separate account returns as well as the contractual provisions of the issued GMDBs. The GMDB reserve balance at December 31, 2002 and 2001 was $22.8 million and $21.2 million, respectively.

During 2002, the Company reflected Actuarial Guidelines XXXVII and XXXVIII related to reserves on certain universal life policies issued prior to December 31, 2001, resulting in a $36.1 million decrease in shareholder’s equity.

During 2002, the Company reflected Actuarial Guideline XXXIV for minimum guaranteed death benefits included in variable annuity contracts, resulting in a $1.2 million increase in shareholder’s equity.

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

l.	Deposit fund balances

Reserves for supplemental contracts and annuities certain are based on account value or accepted actuarial methods.

m.	Transfers due from separate accounts

Transfers due from separate accounts represent a net receivable from the Company’s separate account.

n.	Asset valuation and other investment reserves

The Company maintains an Asset Valuation Reserve (“AVR”). The AVR and other investment reserves stabilize shareholder’s equity against fluctuations in the value of stocks, bonds, mortgage loans and real estate investments.

o.	Other liabilities

Other liabilities primarily include payables for securities purchased, amounts payable on reinsurance contracts, outstanding drafts and due and accrued expenses.

p.	Reinsurance

The Company enters into reinsurance agreements with MassMutual and other insurance companies in the normal course of business in order to limit its insurance risk. Assets and liabilities related to reinsurance ceded contracts are reported on a net basis. Premium income, benefits to policyholders and reserves are stated net of reinsurance.

Notes To Statutory Financial Statements, Continued

Reinsurance premium, commissions, expense reimbursements, benefits and reserves related to reinsured business are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. The Company remains primarily liable to the insured for the payment of benefits if the reinsurer cannot meet its obligations under the reinsurance agreements.

q.	Premium and related expense recognition

Life insurance premium revenue is recognized annually on the anniversary date of the policy. Annuity premium is recognized when received. Commissions and other costs related to issuance of new policies, and policy maintenance and settlement costs are charged to current operations when incurred.

r.	Realized capital gains and losses

Net realized after tax capital losses of $8.9 million in 2002, $0.9 million in 2001 and $5.1 million in 2000 were deferred into the Interest Maintenance Reserve (“IMR”). Amortization of the IMR into net investment income amounted to $0.6 million in 2002, $(0.9) million in 2001 and $0.5 million in 2000. Realized capital gains and losses, net of taxes, not included in the IMR, are recognized in net income. Realized capital gains and losses, other than those related to separate accounts, are determined using the specific identification method. All security transactions are recorded on a trade date basis. Unrealized capital gains and losses are recorded as a change in shareholder’s equity.

3.	NEW ACCOUNTING STANDARDS

On January 1, 2001, the Codification of Statutory Accounting Principles (“Codification”) became effective and was adopted by the Company. Codification provides a comprehensive guide of statutory accounting principles for use by insurers in the United States of America. The cumulative effect of this change in statutory accounting principles on shareholder’s equity of $15.9 million was principally due to a change in accounting for certain investments in derivatives, the exclusion of a cost of collection liability and the admission of a net deferred tax asset.

In May 2002, the National Association of Insurance Commissioners issued Statement of Statutory Accounting Principles (“SSAP”) No. 86 “Accounting for Derivative Instruments and Hedging, Income Generation, and Replication (Synthetic Asset) Transactions” with an effective date of January 1, 2003. SSAP No. 86 supercedes SSAP No. 31 “Derivative Instruments” and establishes statutory accounting principles for derivative instruments and hedging, income generation, and replication (synthetic asset) transactions using selected concepts outlined in Financial Accounting Standards Board Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities.” SSAP No. 86 requires that derivative instruments used in hedging transactions that meet the criteria of a highly effective hedge shall be valued and reported in a manner that is consistent with the hedged asset or liability. SSAP No. 86 also requires that derivative instruments used in hedging transactions that do not meet or no longer meet the criteria of an effective hedge shall be accounted for at fair value and the changes in fair value shall be recorded as unrealized gains or unrealized losses. Adoption of SSAP No. 86 by the Company will change the reporting of derivatives mark-to-market that do not qualify for hedge accounting from realized gains and losses to unrealized gains and losses.

Certain 2001 and 2000 balances have been reclassified to conform to current year presentation.

Notes To Statutory Financial Statements, Continued

4.	INVESTMENTS

The Company maintains a diversified investment portfolio. Investment policies limit concentration in any asset class, geographic region, industry group, economic characteristic, investment quality or individual investment.

a.	Bonds

The carrying value and estimated fair value of bonds were as follows:

	December 31, 2002
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In Millions)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$58.5	$0.5	$–	$59.0
Debt securities issued by foreign governments	1.4	–	–	1.4
Asset-backed securities	54.3	0.1	0.1	54.3
Mortgage-backed securities	244.7	1.5	–	246.2
State and local governments	1.1	0.3	–	1.4
Corporate debt securities	1,072.1	20.1	3.4	1,088.8
Utilities	69.9	2.9	0.6	72.2
Affiliates	8.7	–	–	8.7

	$1,510.7	$25.4	$4.1	$1,532.0

	December 31, 2001
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Millions)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$119.7	$–	$–	$119.7
Debt securities issued by foreign governments	2.1	–	–	2.1
Asset-backed securities	49.5	–	–	49.5
Mortgage-backed securities	109.1	0.4	–	109.5
State and local governments	1.1	–	–	1.1
Corporate debt securities	812.3	5.2	2.9	814.6
Utilities	63.9	1.1	–	65.0
Affiliates	8.0	–	0.2	7.8

	$1,165.7	$6.7	$3.1	$1,169.3

Notes To Statutory Financial Statements, Continued

The carrying value and estimated fair value of bonds at December 31, 2002 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Carrying Value	Estimated Fair Value
	(In Millions)
Due in one year or less	$35.4	$35.5
Due after one year through five years	316.7	320.5
Due after five years through ten years	728.9	744.4
Due after ten years	103.8	104.2

	1,184.8	1,204.6
Asset and mortgage-backed securities, and obligations of U.S. government corporations and agencies	325.9	327.4

	$1,510.7	$1,532.0

The purchases, sales and maturities of bonds were as follows:

	Years Ended December 31,
	2002	2001
	(In Millions)
Cost of investments acquired	$840.1	$550.3
Proceeds from investments sold, matured or repaid	482.6	275.0
Gross realized capital gains	3.3	1.6
Gross realized capital losses	14.3	9.3

Portions of realized gains and losses were deferred into the IMR. Other than temporary impairments on bonds during the years ended December 31, 2002 and 2001 were $6.3 million and $4.7 million, respectively, and were included in the gross realized capital losses noted above.

The Company is not exposed to any significant credit concentration risk of a single or group non-governmental issue.

b.	Common stock-subsidiary

During 2002, MML Bay State Life Insurance Company (“Bay State”) became a wholly-owned stock life insurance subsidiary of the Company through the contribution of all of Bay State’s outstanding shares of common stock from MassMutual to the Company.

Summarized below is statutory financial information for Bay State as of and for the years ended December 31, 2002 and 2001:

	2002	2001
	(In Millions)
Assets	$3,872.2	$3,870.1
Liabilities	3,678.2	3,689.8
Total revenue	193.2	676.2
Net income	14.7	25.4

c.	Mortgage loans

Mortgage loans, comprised primarily of commercial mortgage loans, were $420.9 million, net of valuation reserves of $0.1 million at December 31, 2002. Mortgage loans were $329.0 million at December 31, 2001. There was no valuation reserve at December 31, 2001. The Company’s mortgage loans primarily finance various types of commercial properties throughout the United States. There were no other than temporary impairments recorded for the years ended December 31, 2002 and 2001. There were no restructured loans at December 31, 2002. The book value of restructured loans was $2.8 million at December 31, 2001. These loans typically have been modified to defer a portion of the contractual interest payments to future periods. Interest deferred to future periods was immaterial in 2002 and 2001.

Notes To Statutory Financial Statements, Continued

At December 31, 2002, scheduled mortgage loan maturities were as follows (in millions):

2003	$12.4
2004	24.9
2005	56.5
2006	31.6
2007	7.5
Thereafter	136.2

Commercial mortgage loans	269.1
Mortgage loan pools	151.8

Total mortgage loans	$420.9

The Company invests in mortgage loans collateralized principally by commercial real estate. During 2002, commercial mortgage loan lending rates ranged from 2.17% to 10.00%.

The purchases, sales and maturities of mortgage loans were as follows:

	Years Ended December 31,
	2002	2001
	(In Millions)
Cost of investments acquired	$168.0	$119.4
Proceeds from investments sold, matured or repaid	75.5	61.0
Gross realized capital gains	0.1	0.6
Gross realized capital losses	0.4	0.0

The maximum percentage of any one loan to the value of security at the time the loan was originated, exclusive of insured, guaranteed or purchase money mortgages, was 84% and 78% at December 31, 2002 and 2001, respectively.

The geographic distributions of the mortgage loans were as follows:

	December 31,
	2002	2001
	(In Millions)
California	$63.7	$50.3
Texas	33.3	21.3
Florida	20.3	16.6
New York	17.2	12.4
Illinois	16.6	27.3
Massachusetts	13.3	21.4
All other states	104.7	74.5

Commercial mortgage loans	269.1	223.8
Nationwide loan pools	151.8	105.2

Total mortgage loans	$420.9	$329.0

d.	Other investments

Net investment income on derivative instruments was $14.5 million and $1.7 million for the years ended December 31, 2002 and 2001, respectively. There was no net investment income on derivative instruments for the year ended December 31, 2000.

Notes To Statutory Financial Statements, Continued

e.	Net realized capital gains and losses

Net realized capital gains and losses were comprised of the following:

	Years Ended December 31,
	2002	2001	2000
	(In Millions)
Bonds	$(11.0)	$(7.7)	$(0.4)
Mortgage loans	(0.3)	0.6	(1.6)
Closed derivatives	(9.0)	(1.2)	(8.4)
Derivatives mark-to-market	68.5	1.0	–
Other investments	(1.2)	0.1	–
Federal and state taxes	5.8	0.8	2.3

Net realized capital gains (losses) before deferral to IMR	52.8	(6.4)	(8.1)

Losses deferred to IMR	13.7	1.4	7.9
Less: taxes on net deferred losses	(4.8)	(0.5)	(2.8)

Net deferred to IMR	8.9	0.9	5.1

Total net realized capital gains (losses)	$61.7	$(5.5)	$(3.0)

5.	PORTFOLIO RISK MANAGEMENT

The Company uses derivative financial instruments in the normal course of business to manage its investment risks, primarily to reduce interest rate and duration imbalances determined in asset/liability analyses. The investment risk is assessed on a portfolio basis and derivative financial instruments are not designated as a hedge with respect to a specific risk; therefore, the criteria for hedge accounting are not met. The Company’s derivative strategy employs a variety of instruments, including interest rate and currency swaps, options, forward commitments and asset and equity swaps.

Under interest rate swaps, the Company agrees to an exchange, at specified intervals, between streams of variable rate and fixed rate interest payments calculated by reference to an agreed-upon notional principal amount. The fair value of these contracts is included in other investments on the Statutory Statements of Financial Position. Changes in the fair value of these contracts are recorded as realized capital gains and losses when contracts are closed and at each reporting date. Net amounts receivable and payable are accrued as adjustments to net investment income and included in other investments on the Statutory Statements of Financial Position. Gains and losses realized on the termination or assignment of contracts are recognized as realized capital gains and losses.

Options grant the purchaser the right to buy or sell a security or enter into a derivative transaction at a stated price within a stated period. The Company’s option contracts have terms of up to fifteen years. The fair value of options is included in other investments on the Statutory Statements of Financial Position. Changes in the value of these contracts are recorded as realized capital gains and losses when contracts are closed and at each reporting date.

The Company utilizes currency swaps for the purpose of managing currency exchange risks. Changes in the value of these contracts are recorded as realized capital gains and losses when contracts are closed and at each reporting date.

The Company utilizes certain other agreements including forward commitments, and asset and equity swaps to reduce exposures to various risks. The Company enters into forward U.S. Treasury, Government National Mortgage Association, Federal National Mortgage Association and other commitments for the purpose of managing interest rate exposure. The Company generally does not take delivery on forward commitments. These commitments are instead settled with offsetting transactions. Changes in the value of these contracts are recorded as realized capital gains and losses in the Statutory Statements of Income when contracts are closed and at each reporting date.

The Company is exposed to credit related losses in the event of nonperformance by counterparties to derivative financial instruments. In many instances, the Company enters into agreements with the counterparties which allow for contracts in a positive position, where the Company is due amounts, to be offset by contracts in a negative position. This right of offset combined with collateral obtained from counterparties, reduces the Company’s exposure. The amounts at risk in a net gain position, were $78.7 million and $12.5 million at December 31, 2002 and 2001, respectively. The Company monitors exposure to ensure counterparties are credit worthy and concentration of exposure is minimized.

Notes To Statutory Financial Statements, Continued

The following table summarizes the carrying value, fair value and notional amount of the Company’s derivative financial instruments:

	December 31, 2002
	Carrying Value	Fair Value	Notional Amount
	(In Millions)
Interest rate swaps	$65.8	$65.8	$1,104.0
Options	6.8	6.8	379.5
Currency swaps	1.0	1.0	17.3
Forward commitments, equity and asset swaps	3.3	3.3	244.5

Total	$76.9	$76.9	$1,745.3

	December 31, 2001
	Carrying Value	Fair Value	Notional Amount
	(In Millions)
Interest rate swaps	$6.7	$6.7	$594.9
Options	3.8	3.8	669.5
Currency swaps	0.8	0.8	11.9
Forward commitments, equity and asset swaps	–	–	8.3

Total	$11.3	$11.3	$1,284.6

The notional amounts described above do not represent amounts exchanged by the parties and, thus, are not a measure of the exposure of the Company. The amounts exchanged are calculated on the basis of the notional amounts and the other terms of the instruments, which relate to interest rates, exchange rates, security prices or financial or other indexes.

6.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair values are based on quoted market prices, when available. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. These valuation techniques require management to develop a significant number of assumptions, including discount rates and estimates of future cash flow. Derived fair value estimates cannot be substantiated by comparison to independent markets or to disclosures by other companies with similar financial instruments. These fair value disclosures may not represent the amount that could be realized in immediate settlement of the financial instrument. The use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

The following methods and assumptions were used in estimating fair value disclosures for financial instruments:

Bonds, common and preferred stocks: Estimated fair value of bonds and stocks is based on quoted market prices when available. If quoted market prices are not available, fair values are determined by discounting expected future cash flows using current market rates applicable to yield, credit quality and maturity of the investment or using quoted market prices for comparable investments.

Mortgage loans: The fair value of mortgage loans is estimated by discounting expected future cash flows, using current interest rates for similar loans with similar credit risk. For non-performing loans, the fair value is the estimated collateral value of the underlying real estate.

Policy loans, cash and short-term investments: Estimated fair value for these instruments approximates the carrying amounts reported in the Statutory Statements of Financial Position.

Derivative financial instruments: Fair value for these instruments is based upon quotations obtained from independent sources.

Investment-type insurance contracts: The estimated fair value for liabilities under investment-type insurance contracts is determined by discounting future cash flows at current market rates.

Notes To Statutory Financial Statements, Continued

The following table summarizes the carrying value and fair values of the Company’s financial instruments at December 31, 2002 and 2001:

	2002		2001
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Millions)
Financial assets:
Bonds	$1,510.7	$1,532.0	$1,165.7	$1,169.3
Common stocks—unaffiliated	16.0	16.0	5.3	5.3
Preferred stocks	8.3	9.0	6.2	6.3
Mortgage loans	420.9	447.6	329.0	337.9
Policy loans	132.9	132.9	132.4	132.4
Derivative financial instruments	76.9	76.9	11.3	11.3
Cash and short-term investments	722.5	722.5	209.6	209.6
Financial liabilities:
Investment-type insurance contracts	1,506.4	1,505.6	670.1	670.4

7.	RELATED PARTY TRANSACTIONS

MassMutual and the Company have an agreement whereby MassMutual, for a fee, furnishes the Company, as required, operating facilities, human resources, computer software development and managerial services. Also, investment and administrative services are provided to the Company pursuant to a management services agreement with MassMutual. Fees incurred under the terms of these agreements were $161.8 million, $171.6 million and $172.6 million in 2002, 2001 and 2000, respectively. While management believes that these fees are calculated on a reasonable basis, these fees may not necessarily be indicative of the costs that would have been incurred on a stand-alone basis.

The Company participates in variable annuity exchange programs with its parent whereby certain MassMutual variable annuity contract holders can make a non-taxable exchange of their contract for an enhanced Company variable annuity contract. The Company received premium income of $256.2 million, $295.6 million and $1,090.9 million in 2002, 2001 and 2000, respectively, related to these exchange programs. The Company has an agreement with MassMutual to compensate MassMutual for the lost revenue associated with the exchange of these contracts. As a result of these exchanges, the Company has recorded commissions payable of $5.3 million and $0.4 million as of December 31, 2002 and 2001, respectively and has paid $5.2 million and $15.0 million for the years ended December 31, 2002 and 2001, respectively. There were no commissions paid to MassMutual for the year ended December 31, 2000.

The Company cedes a portion of its life insurance business to MassMutual and other insurers in the normal course of business. The Company’s retention limit per individual insured is $15.0 million; the portion of the risk exceeding the retention limit is reinsured with other insurers, including MassMutual.

The Company has a modified coinsurance quota-share reinsurance agreement with MassMutual whereby the Company cedes 75% of the premium on certain universal life policies. In return, MassMutual pays the Company a stipulated expense allowance, death and surrender benefits, and a modified coinsurance adjustment based upon experience. The Company retains the assets and related reserves for payment of future benefits on the ceded policies. Premium income of $23.2 million, $22.9 million and $26.7 million was ceded to MassMutual in 2002, 2001 and 2000, respectively. Fees and other income include a $7.5 million, $8.1 million and a $9.1 million expense allowance from MassMutual in 2002, 2001 and 2000, respectively. In addition, a modified coinsurance adjustment of $26.8 million, $30.2 million and $28.1 million was ceded to MassMutual in 2002, 2001 and 2000, respectively. Policyholders’ benefits of $37.4 million, $33.8 million and $38.4 million were ceded to MassMutual in 2002, 2001 and 2000, respectively.

The Company also has a stop-loss agreement with MassMutual under which the Company cedes claims which, in aggregate, exceed 0.32% of the covered volume for any year, with maximum coverage of $25.0 million above the aggregate limit. The aggregate limit was $66.0 million in 2002, $70.0 million in 2001, and $72.4 million in 2000 and it was not exceeded in any of the years. Premium income of $1.2 million in 2002 and $1.3 million in 2001 and 2000 was ceded to MassMutual.

The Company has a coinsurance agreement with MassMutual, whereby the Company cedes substantially 100% of the premium on new issues of certain universal life policies. In return, MassMutual pays to the Company a stipulated expense allowance and death and surrender benefits.

Notes To Statutory Financial Statements, Continued

MassMutual holds the assets and related reserves for payment of future benefits on the ceded policies. Premium income of $29.7 million, $47.4 million, and $47.3 million was ceded to MassMutual in 2002, 2001 and 2000, respectively. Fees and other income include a $7.3 million, $28.5 million and a $46.5 million expense allowance from MassMutual in 2002, 2001 and 2000, respectively. In addition, experience refunds of $2.8 million and $2.5 million were ceded to the Company from MassMutual in 2002 and 2001 respectively. There were no experience refunds from MassMutual to the Company in 2000. Policyholders’ benefits of $1.1 million, $11.3 million and $5.9 million were ceded to MassMutual in 2002, 2001 and 2000, respectively.

Effective January 1, 2002, the Company entered into an additional coinsurance agreement with MassMutual, whereby the Company cedes substantially 100% of the premium on new issues of certain universal life policies. In return, MassMutual pays to the Company a stipulated expense allowance and death and surrender benefits. MassMutual holds the assets and related reserves for payment of future benefits on the ceded policies. Premium income of $89.3 million was ceded to MassMutual in 2002. Fees and other income include an $82.8 million expense allowance from MassMutual in 2002. Policyholders’ benefits of $0.2 million were ceded to MassMutual in 2002.

8.	REINSURANCE

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

The Company records a receivable for reinsured benefits paid and reduces policyholders’ reserves and funds for the portion of insurance liabilities that are reinsured. The cost of reinsurance is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

Premium ceded to unaffiliated insurers was $52.8 million, $48.4 million and $46.2 million and reinsurance recoveries were $44.8 million, $71.6 million and $41.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. Amounts recoverable from unaffiliated reinsurers were $12.1 million and $22.1 million as of December 31, 2002 and 2001, respectively. At December 31, 2002, five unaffiliated reinsurers accounted for 87% of the outstanding reinsurance recoverable.

9.	FEDERAL INCOME TAXES

Federal income taxes are based upon the Company’s best estimate of its current and deferred tax liabilities. Deferred income taxes, which provide for book/tax temporary differences, are subject to limitation and are charged directly to shareholder’s equity. Accordingly, the reporting of miscellaneous temporary differences, such as reserves and policy acquisition costs, and of permanent differences such as tax credits, results in effective tax rates which differ from the federal statutory tax rate.

The components of the net deferred tax asset recognized in the Company’s assets, liabilities and shareholder’s equity at December 31, 2002 and 2001 are as follows (in millions):

	2002	2001
Total of deferred tax assets	$114.6	$61.1
Total of deferred tax liabilities	(34.0)	(3.0)

Net deferred tax asset	80.6	58.1
Deferred tax assets non-admitted	(70.5)	(51.0)

Net admitted deferred tax asset	$10.1	$7.1

Increase in non-admitted asset	$(19.5)	$–

The provision for incurred taxes on earnings for the years ended December 31, 2002 and 2001 are as follows (in millions):

	2002	2001
Federal income tax (benefit) on operations	$12.5	$(1.8)
Federal income tax (benefit) on net capital gains	(5.8)	(0.8)

Federal income tax (benefit) incurred	$6.7	$(2.6)

Notes To Statutory Financial Statements, Continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2002 and 2001 were as follows (in millions):

	2002	2001
Deferred tax assets:
Reserve items	$44.0	$11.2
Policy acquisition costs	58.2	47.7
Investment items	3.4	0.6
Unrealized investment losses	1.6	0.8
Other	7.4	0.8

Total deferred tax assets	114.6	61.1
Non-admitted deferred tax assets	(70.5)	(51.0)

Admitted deferred tax assets	44.1	10.1

Deferred tax liabilities:
Investment items	26.2	1.8
Unrealized investment gains	0.2	–
Reserve items	3.1	1.1
Other	4.5	0.1

Total deferred tax liabilities	34.0	3.0

Net admitted deferred tax assets	$10.1	$7.1

The change in net deferred income taxes is comprised of the following (in millions):

2002
Change in deferred tax assets	$53.5
Change in deferred tax liabilities	(31.0)

Net change in deferred tax asset	22.5
Tax effect of shareholder’s equity changes	(14.8)

Change in net deferred income taxes	$7.7

The provision for federal income taxes incurred is different from that which would be obtained by applying the statutory federal income tax rate to income before taxes. The significant items causing this difference are as follows (in millions):

	2002	2001
Provision computed at statutory rate	$(0.6)	$(11.6)
Other	(0.4)	1.1

Total	$(1.0)	$(10.5)

Federal income taxes incurred	$6.7	$(2.6)
Change in net deferred income taxes	(7.7)	(7.9)

Total statutory income taxes	$(1.0)	$(10.5)

In 2002, 2001 and 2000, federal income tax refunds were $15.7 million, $12.1 million and $14.6 million, respectively. As of December 31, 2002, federal income taxes paid in 2000 that will be available for recovery in the event of future net losses were $3.9 million.

The Company plans to file its 2002 federal income tax return on a consolidated basis with its parent, MassMutual, and certain MassMutual affiliates. MassMutual and certain of its affiliates are subject to a written tax allocation agreement, which allocates the group’s tax liability for payment purposes. Generally, the agreement provides that group members shall be compensated for the use of their losses by other group members.

The United States Internal Revenue Service has completed its examination of the Company’s income tax returns through the year 1997 and will begin examining the years 1998 through 2000 in early 2003. Management believes adjustments which may result from such examinations will not materially affect the Company’s financial position.

10.	SHAREHOLDER’S EQUITY

The Board of Directors of MassMutual has authorized the contribution of funds to the Company sufficient to meet the capital requirements of each state in the United States of America in which the Company is licensed to do business.

Notes To Statutory Financial Statements, Continued

Substantially all of the statutory shareholder’s equity is subject to dividend restrictions relating to various state regulations, which limit the payment of dividends to the shareholder without prior approval. The Company is required to obtain prior approval for dividend payments in 2003.

During 2002, MML Bay State Life Insurance Company (“Bay State”) became a wholly-owned stock life insurance subsidiary of the Company through the contribution of all of Bay State’s outstanding shares of common stock from MassMutual to the Company. This transaction was in the form of a related party capital contribution of $191.5 million. In 2001 and 2000, MassMutual contributed additional paid-in capital of $45.0 million and $85.0 million, respectively, to the Company.

11.	BUSINESS RISKS, COMMITMENTS AND CONTINGENCIES

a.	Risks and uncertainties

The Company operates in a business environment subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, interest rate risk and credit risk. Interest rate risk is the potential for interest rates to change, which can cause fluctuations in the value of investments. To the extent that fluctuations in interest rates cause the duration of assets and liabilities to differ, the Company controls its exposure to this risk by, among other things, asset/liability matching techniques that account for the cash flow characteristics of the assets and liabilities. Credit risk is the risk that issuers of investments owned by the Company may default or that other parties may not be able to pay amounts due to the Company. The Company manages its investments to limit credit risk by diversifying its portfolio among various security types and industry sectors. Management does not believe that significant concentrations of credit risk existed as of and for the years ended December 31, 2002 and 2001.

b.	Guaranty funds

The Company is subject to insurance guaranty fund laws in the states in which it does business. These laws assess insurance companies amounts to be used to pay benefits to policyholders and policy claimants of insolvent insurance companies. Many states allow these assessments to be credited against future premium taxes. The Company believes such assessments in excess of amounts accrued will not materially affect its financial position, results of operations or liquidity.

c.	Litigation

The Company is involved in litigation arising in and out of the normal course of business, including class action and purported class action suits which seek both compensatory and punitive damages. While the Company is not aware of any actions or allegations that should reasonably give rise to any material adverse effect, the outcome of litigation cannot be foreseen with certainty. It is the opinion of management, after consultation with legal counsel, that the ultimate resolution of these matters will not materially affect its financial position, results of operations or liquidity.

d.	Funding commitments

In the normal course of business, the Company enters into commitments to purchase certain investments. At December 31, 2002, the Company had outstanding commitments to purchase privately placed securities and mortgage loans, which totaled $27.4 million and $63.3 million, respectively. At December 31, 2002, the Company had no outstanding commitments to purchase real estate.

12.	WITHDRAWAL CHARACTERISTICS

a.	General account annuity and deposit funds

The withdrawal characteristics of the Company’s annuity actuarial reserves and deposit fund liabilities at December 31, 2002 are illustrated below (in millions):

	Amount	% of Total
Subject to discretionary withdrawal—with market value adjustment	$3,606.2	86%
Subject to discretionary withdrawal—without market value adjustment	534.9	13
Not subject to discretionary withdrawal	24.3	1

Total	$4,165.4	100%

Notes To Statutory Financial Statements, Continued

b.	Separate accounts

Information regarding the withdrawal characteristics of the separate account liabilities of the Company at December 31, 2002 is as follows (in millions):

Subject to discretionary withdrawal:
At market value	$2,641.6
Without market value adjustment	222.4

Total by withdrawal characteristics	2,864.0
Non-policy liabilities	94.4

Total separate account liabilities	$2,958.4

13.	AFFILIATED COMPANIES

The relationship of the Company, MassMutual and affiliated companies as of December 31, 2002, is illustrated below. Subsidiaries are wholly owned by MassMutual, except as noted.

Subsidiaries of Massachusetts Mutual Life Insurance Company

CM Assurance Company

CM Benefit Insurance Company

C.M. Life Insurance Company

MassMutual Holding Company

MassMutual Mortgage Finance, LLC

MassMutual Owners Association, Inc.

The MassMutual Trust Company

MML Distributors, LLC

Subsidiary of C.M. Life Insurance Company

MML Bay State Life Insurance Company

Subsidiaries of MassMutual Holding Company

CM Property Management, Inc.

HYP Management, Inc.

MassMutual Assignment Company

MassMutual Benefits Management, Inc.

MassMutual Funding, LLC

MassMutual Holding MSC, Inc.

MassMutual International, Inc.

MMHC Investment, Inc.

MML Investor Services, Inc.

MML Realty Management Corporation

Urban Properties, Inc.

Antares Capital Corporation – 80.0%

Cornerstone Real Estate Advisers, Inc.

DLB Acquisition Corporation – 98.2%

Oppenheimer Acquisition Corporation – 96.03%

Affiliates of Massachusetts Mutual Life Insurance Company

MML Series Investment Funds

MassMutual Institutional Funds

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No disagreements with accountants on any matter of accounting principles or practices or financial statement disclosure have been reported on a Form 8-K during the twelve month period ended December 31, 2002.

PART III

Item 10. Directors and Executive Officers of the Registrant

Name (Age at 12/31/02)	Position with C.M. Life; Year Commenced	Other Positions During the Past Five Years
Lawrence V. Burkett, Jr. (57)	Director, since 1996	President and Chief Executive Officer, C.M. Life 1996-2002 Executive Vice President and General Counsel, MassMutual since 1993

Howard E. Gunton (54)	Director, Executive Vice President and Chief Financial Officer, since 2002	Executive Vice President and Chief Financial Officer, MassMutual, since 2001, Senior Vice President and Chief Financial Officer, 1999-2001.

Isadore Jermyn (52)	Director, since 1998, Senior Vice President and Actuary, since 1996	Senior Vice President and Actuary, MassMutual since 1998, Senior Vice President and Chief Actuary, MassMutual 1995-1998.

Edward M. Kline (59)	Vice President and Treasurer, since 1997	Vice President and Treasurer MassMutual since 1997, Vice President, MassMutual since 1989.

Ann F. Lomeli (46)	Senior Vice President and Secretary, since 1999

Senior Vice President, Deputy General Counsel and Secretary, Mass Mutual since 1999, Vice President, Secretary and Associate General Counsel, MassMutual 1998-1999, Vice President, Associate Secretary and Associate General Counsel, MassMutual 1996-1998.

Efrem Marder (51)	Director, since 1999	Executive Managing Director, David L. Babson and Company, Inc., since 2000, Executive Managing Director, MassMutual 1989-1999.

James E. Miller (55)	Executive Vice President,—Life Operations, since 1998	Director, C.M. Life 1998-1999, Executive Vice President, MassMutual since 1997 and 1987-1996, Senior Vice President, UniCare Life & Health 1996-1997.

Robert J. O’Connell (59)	Chairman, President and Chief Executive Officer, since 2000, Director, since 1999

Chairman of the Board of Directors, since 2000, President and Chief Executive Officer, MassMutual since 1999, Senior Vice President, American International Group, Inc. 1991-1998, President and Chief Executive Officer, AIG Life Companies 1991-1998.

Stuart H. Reese (47)	Executive Vice President—Investments, since 1999	Executive Vice President, since 1999 Chief Executive Director-Investment Management, MassMutual since 1997, Director and Senior Vice President—Investments, MassMutual 1996-1999.

Matthew E. Winter (45)	Executive Vice President—since 2001	Executive Vice President, since 2001 Senior Vice President-MassMutual 1996-2001.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This item is not applicable since we are wholly-owned by MassMutual.

Item 13. Certain Relationships and Related Transactions

Effective January 1, 2002, the Company entered into a coinsurance agreement with MassMutual whereby the Company cedes substantially 100% of the premiums on new issues of certain universal life policies. In return, MassMutual pays to the Company a stipulated expense allowance and death and surrender benefits. MassMutual holds the assets and related reserves for payment of future benefits on the ceded policies.

During 2002, MML Bay State Life Insurance Company (“Bay State”) became a wholly-owned stock life insurance subsidiary of the Company through the contribution of all of Bay State’s outstanding shares of common stock from MassMutual to the Company. This transaction was in the form of a related party capital contribution and is therefore considered a “non-economic transaction”. The transaction was recorded at existing book value and no realized capital gain or loss was recorded on this transaction. The company accounts for the value of its investment in Bay State at its underlying statutory net equity. Operating results, less dividends declared, are reflected as net unrealized capital gains in the Statutory Statements of Changes in Shareholder’s Equity.

As discussed in Item 1 and in the Notes to the Audited Statutory Financial Statements, we cede a portion of our life insurance business to MassMutual and other insurers under various reinsurance agreements. In addition, we have an agreement with our parent, MassMutual, whereby MassMutual, for a fee, provides various management services to us. As discussed in Item 1 and in the Notes to the Audited Statutory Financial Statements, we also have annuity exchange programs with our parent.

Item 14. Controls and Procedures

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

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a	) 1.	Financial Statements (set forth in Item 8.):

— Reports of Independent Auditors.

— Statutory Statements of Financial Position as of December 31, 2002 and 2001.

— Statutory Statements of Income for each of the years ended December 31, 2002, 2001 and 2000.

— Statutory Statements of Changes in Shareholder’s Equity for each of the years ended December 31, 2002, 2001 and 2000.

— Statutory Statements of Cash Flows for each of the years ended December 31, 2002, 2001 and 2000.

— Notes to Statutory Financial Statements.

2.		Financial Statement Schedules (set forth below):

Reports of Independent Auditors.

Schedule I—Summary of Investments—Other than Investments in Related Parties as of December 31, 2002.

Schedule III—Supplementary Insurance Information.

Schedule IV—Reinsurance.

Schedule V—Valuation and Qualifying Accounts.

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

(v ) Form of Unisex Endorsement for the Panorama Plus Annuity Individual Contract. (2)

		4(b)	Form of Group Contract for the Panorama Plus Annuity. (2) (i) Form of IRA Endorsement for the Panorama Plus Annuity Group Contract. (2)

(ii) Form of Terminal Illness Endorsement for the Panorama Plus Annuity Group Contract. (2)
(iii) Form of Tax-Sheltered Annuity Endorsement for the Panorama Plus Annuity Group Contract. (2)
(iv) Form of Qualified Plan Endorsement for the Panorama Plus Annuity Group Contract. (2)
(v) Form of Unisex Endorsement for the Panorama Plus Annuity Group Contract. (2)

4	(c)	Form of Individual Certificate for the Panorama Plus Annuity. (2)
(i) Form of IRA Endorsement for the Panorama Plus Annuity Individual Certificate. (2)
(ii) Form of Terminal Illness Endorsement for the Panorama Plus Annuity Individual Certificate. (2)
(iii) Form of Tax-Sheltered Annuity Endorsement for the Panorama Plus Annuity Individual Certificate. (2)
(iv) Form of Qualified Plan Endorsement for the Panorama Plus Annuity Individual Certificate. (2)
(v) Form of Unisex Endorsement for the Panorama Plus Annuity Individual Certificate. (2)

4	(d)	Form of Application for the Individual Panorama Plus Annuity. (2)

4	(e)	Form of Application for the Group Panorama Plus Annuity. (2)

4	(f)	Form of Application Supplement for Panorama Plus Tax-Sheltered Annuity. (2)

4	(g)	Form of Certificate Application Supplement for Panorama Plus Tax-Sheltered Annuity. (2)

5		Opinion Regarding Legality. (2)

10		Agreement to Purchase Shares by and between C.M. Life Insurance Company and Connecticut Mutual Financial Services Series Fund I, Inc. (2)

16		Change of Independent Accountant. (5)

21		Subsidiary of the Registrant *

23		(i) Report of Independent Auditors *
(ii) Financial Statement Schedules I, III, IV, and V. *
(iii) Consent of Counsel (2)

24	(a)	Powers of Attorney (5)
for Isadore Jermyn

24	(b)	Power of Attorney (3)
for Efrem Marder,

24	(c)	Power of Attorney (6)
for Lawrence V. Burkett, Jr.

24	(d)	Power of Attorney (7)
for Brent C. Nelson

99.1

Certification of the Principal Executive Officer, Robert J. O’Connell, of C.M. Life Insurance Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.2

Certification of the Principal Financial Officer, Howard E. Gunton, of C.M. Life Insurance Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.3

Certification of the Principal Executive Officer, Robert J. O’Connell, of C.M. Life Insurance Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

99.4

Certification of the Principal Financial Officer, Howard E. Gunton, of C.M. Life Insurance Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

(1)

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

(3)	Incorporated by reference to the Post-Effective Amendment No. l to Registration Statement No. 333-88493 filed in January, 2000.

(4)	Incorporated by reference to Form 8-K as filed with the Securities and Exchange Commission on July 22, 1999.

(5)	Incorporated by reference to Form 10-K as filed with the Securities and Exchange Commission on March 22, 1999.

(6)	Incorporated by reference to Form 10-K as filed with the Securities and Exchange Commission in March, 2000.

(7)	Incorporated by reference to the 9/30/01 Form 10-Q Filing for C.M. Life Insurance Company (File No. 33-45123).

* Filed herewith

(b) The registrant did not file any Reports on Form 8-K during 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C.M. LIFE INSURANCE COMPANY (Registrant)

By:	/s/ ROBERT J. O’CONNELL
Robert J. O’Connell Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	March 21, 2003

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ ROBERT J. O’CONNELL Robert J. O’Connell	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 21, 2003

/s/ HOWARD E. GUNTON Howard E. Gunton	Director, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 21, 2003

/s/ BRENT C. NELSON* Brent C. Nelson	Senior Vice President and Controller (Principal Accounting Officer)	March 21, 2003

/s/ EFREM MARDER* Efrem Marder	Director	March 21, 2003

/s/ ISADORE JERMYN* Isadore Jermyn	Director, Senior Vice President and Actuary	March 21, 2003

/s/ LAWRENCE V. BURKETT, JR.* Lawrence V. Burkett, Jr.	Director	March 21, 2003

/s/ RICHARD M. HOWE *Richard M. Howe	On March 21, 2003 as Attorney in Fact, pursuant to Power of Attorney.

Exhibit 21

Subsidiary of the Registrant

Registrant:    C.M. Life Insurance Company as of December 31, 2002

Subsidiary	Place of Incorporation
MML Bay State Life Insurance Company	Connecticut